Form 10-Q
period 2023-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2024-02-08
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

38,022,003 shares of Class A common stock, $0.01 par value, outstanding as of February 5, 2024.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the actual and potential effects on our business from rising inflation and interest rates, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	December 31,	June 30,
Assets	2023	2023
Current assets:
Cash and cash equivalents	$3,536,558	$4,687,004
Restricted cash	2,345,644	2,457,486
Trade accounts receivable, net of allowance of $23,853 and $18,502	4,708,156	6,634,574
Inventories, net	7,520,444	7,410,734
Prepaid expenses and deposits	478,686	570,293
Other current assets	191,381	—
Total current assets	18,780,869	21,760,091

Property and equipment, net	16,361,049	12,810,930
Operating lease right-of-use assets	7,432,993	9,571,604
Intangible assets, net	4,519,544	3,332,715
Goodwill	6,764,127	5,854,905
Deferred tax assets, net	140,000	140,000
Other assets	66,007	65,939
Total assets	$54,064,589	$53,536,184
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,899,032	$2,574,135
Accrued liabilities	1,990,114	662,242
Accrued payroll and benefits	1,456,777	1,499,896
Operating lease liabilities, current	1,123,276	969,890
Loans payable, current portion	2,138,775	1,023,814
Finance lease obligation, current portion	118,070	103,646
Total current liabilities	9,726,044	6,833,623

Deferred tax liabilities, net	474,395	465,000
Accrued liabilities, noncurrent	919,623	—
Finance lease obligation, less current portion	334,654	341,201
Operating lease liabilities, noncurrent	8,583,630	8,393,248
Loans payable, less current portion	326,507	1,550,587
Total liabilities	20,364,853	17,583,659

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting;
44,500,000 shares authorized as of December 31, 2023 and June 30, 2023;
37,549,378 and 34,344,739 shares issued and outstanding	375,494	373,447
Additional paid-in capital	243,475,209	242,808,771
Accumulated other comprehensive income	741,301	606,536
Accumulated deficit	(210,892,268)	(207,836,229)
Total stockholders’ equity	33,699,736	35,952,525
Total liabilities and stockholders’ equity	$54,064,589	$53,536,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue, net	$7,315,637	$8,472,679	$15,392,885	$15,839,580
Cost of sales	5,147,316	5,248,334	10,892,858	10,381,323
Gross margin	2,168,321	3,224,345	4,500,027	5,458,257
Operating expenses:
Selling, general and administrative	2,858,457	3,030,653	5,519,625	5,668,826
New product development	607,747	466,163	1,247,636	1,016,044
Amortization of intangibles	485,446	281,271	766,717	562,542
Loss on disposal of property and equipment	—	2,742	—	2,742
Total operating expenses	3,951,650	3,780,829	7,533,978	7,250,154
Operating loss	(1,783,329)	(556,484)	(3,033,951)	(1,791,897)
Other income (expense):
Interest expense, net	(53,788)	(81,241)	(111,399)	(151,611)
Other income (expense), net	199,512	(1,336)	204,915	25,881
Total other income (expense), net	145,724	(82,577)	93,516	(125,730)
Loss before income taxes	(1,637,605)	(639,061)	(2,940,435)	(1,917,627)
Income tax provision	76,058	55,000	115,604	157,134
Net loss	$(1,713,663)	$(694,061)	$(3,056,039)	$(2,074,761)
Foreign currency translation adjustment	259,973	671,125	134,765	(246,704)
Comprehensive loss	$(1,453,690)	$(22,936)	$(2,921,274)	$(2,321,465)
Loss per common share (basic)	$(0.05)	$(0.03)	$(0.08)	$(0.08)
Number of shares used in per share calculation (basic)	37,501,683	27,172,226	37,466,714	27,121,583
Loss per common share (diluted)	$(0.05)	$(0.03)	$(0.08)	$(0.08)
Number of shares used in per share calculation (diluted)	37,501,683	27,172,226	37,466,714	27,121,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	14,607	146	19,573	—	—	19,719
Exercise of Stock Options, RSUs & RSAs, net	14,482	145	(145)	—	—	—
Issuance of common stock for acquisition of Visimid	81,610	816	149,184	—	—	150,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	240,075	—	—	240,075
Foreign currency translation adjustment	—	—	—	(125,208)	—	(125,208)
Net loss	—	—	—	—	(1,342,376)	(1,342,376)
Balances at September 30, 2023	37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	93,940	940	(940)	—	—	—
Stock-based compensation on stock options, RSUs & RSAs	—	—	258,691	—	—	258,691
Foreign currency translation adjustment	—	—	—	259,973	—	259,973
Net loss	—	—	—	—	(1,713,663)	(1,713,663)
Balances at December 31, 2023	37,549,378	$375,494	$243,475,209	$741,301	$(210,892,268)	$33,699,736

Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	16,287	163	19,707	—	—	19,870
Exercise of Stock Options & RSUs, net	8,852	88	(88)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	284,598	—	—	284,598
Foreign currency translation adjustment	—	—	—	(917,829)	—	(917,829)
Net loss	—	—	—	—	(1,380,700)	(1,380,700)
Balances at September 30, 2022	27,071,929	$270,719	$232,619,220	$17,296	$(205,170,058)	$27,737,177
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	203,586	2,036	(2,036)	—	—	—
Stock-based compensation on stock options, RSUs & RSAs	—	—	487,547	—	—	487,547
Foreign currency translation adjustment	—	—	—	671,125	—	671,125
Net loss	—	—	—	—	(694,061)	(694,061)
Balances at December 31, 2022	27,275,515	$272,755	$233,104,731	$688,421	$(205,864,119)	$28,201,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,056,039)	$(2,074,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,943,000	1,580,882
Interest from amortization of debt costs	—	37,120
Loss on disposal of property and equipment	—	2,742
Stock-based compensation on stock options, RSUs & RSAs, net	551,853	772,145
Provision for doubtful accounts receivable	(2,236)	(11,421)
Change in operating lease assets and liabilities	80,355	(70,153)
Inventory write-offs to allowance	73,569	2,233
Deferred taxes	9,395	(19,669)
Changes in operating assets and liabilities:
Trade accounts receivable	1,717,283	364,987
Other current assets	(191,381)	(149,775)
Inventories	54,461	68,918
Prepaid expenses and deposits	94,619	987
Accounts payable and accrued liabilities	(424,310)	(1,255,961)
Net cash provided by (used in) operating activities	850,569	(751,726)

Cash flows from investing activities:
Purchase of property and equipment	(1,484,401)	(411,551)
Acquisition of Visimid Technologies, net of cash acquired	(722,141)	—
Proceeds from sale-leaseback of equipment	364,710	—
Net cash used in investing activities	(1,841,832)	(411,551)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	19,719	19,870
Borrowings on loans payable	142,853	—
Payments on loans payable	(407,510)	(405,498)
Repayment of finance lease obligations	(58,785)	(57,140)
Net cash used in financing activities	(303,723)	(442,768)
Effect of exchange rate on cash and cash equivalents	32,698	(107,994)
Change in cash, cash equivalents and restricted cash	(1,262,288)	(1,714,039)
Cash, cash equivalents and restricted cash, beginning of period	7,144,490	5,507,891
Cash, cash equivalents and restricted cash, end of period	$5,882,202	$3,793,852

Supplemental disclosure of cash flow information:
Interest paid in cash	$110,774	$106,394
Income taxes paid	$114,953	$218,367
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$61,654	$83,921

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies during the six months ended December 31, 2023, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

The Company’s unaudited condensed consolidated financial statements reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Acquisition Date. Of this amount, $600,000 was paid at closing, $150,000 cash was paid in October 2023 per the terms of the purchase agreement, and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2023.

The estimated fair values of the assets acquired and liabilities assumed were recorded as of the Acquisition Date. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. As part of the preliminary valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets and trademarks. The customer backlog, customer relationships, trade secrets and trademarks were determined to have estimated values of approximately $464,000, $122,000, $925,000 and $442,000, respectively, and estimated useful lives of 1 year for customer backlog, and 10 years for customer relationships, trade secrets and trademarks. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Visimid. The goodwill is expected to be deductible for income tax purposes. As of December 31, 2023, an adjustment of $2.2 million was made to decrease the initially recognized amount of goodwill to reflect changes in the estimated fair value of the identifiable intangible assets purchased in the acquisition.

For the three and six months ended December 31, 2023, the Company incurred approximately $13,000 and $97,000, respectively, in acquisition costs which are included in the unaudited Condensed Consolidated Statements of Comprehensive Income in the line item entitled “Selling, general and administrative.” This is in addition to the previously disclosed $140,000 in acquisition costs which were recorded during the three months ended June 30, 2023.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $759,000 and $314,000 as of December 31, 2023 and June 30, 2023, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a customer which includes both product development and hardware deliverables where similar revenue recognition criteria will be applied.

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

Revenue by product group for the three and six months ended December 31, 2023 and 2022 was as follows, with 2022 amounts reclassified from those previously reported to conform to current classification:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Infrared components	$3,572,853	$3,290,328	$7,407,455	$6,479,879
Visible components	2,678,904	3,876,627	5,367,239	7,144,285
Assemblies and modules	986,683	1,227,873	2,248,722	2,098,605
Engineering services	77,197	77,851	369,469	116,811
Total revenue	$7,315,637	$8,472,679	$15,392,885	$15,839,580

5. Inventories

The components of inventories include the following:

	December 31, 2023	June 30, 2023
Raw materials	$3,214,087	$2,999,879
Work in process	2,954,299	2,909,439
Finished goods	2,495,167	2,626,106
Allowance for obsolescence	(1,143,109)	(1,124,690)
	$7,520,444	$7,410,734

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.4 million and $1.5 million as of December 31, 2023 and June 30, 2023, respectively.

6. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	December 31, 2023	June 30, 2023
Manufacturing equipment	5 - 10	$22,721,329	$22,296,320
Computer equipment and software	3 - 5	1,009,206	973,549
Furniture and fixtures	5	363,284	350,289
Leasehold improvements	5 - 7	8,818,074	2,742,344
Construction in progress		1,399,078	3,067,896
Total property and equipment		34,310,971	29,430,398
Less accumulated depreciation and amortization		(17,949,922)	(16,619,468)
Total property and equipment, net		$16,361,049	$12,810,930

7. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill during the six months ended December 31, 2023 was as follows:

Goodwill at June 30, 2023	$5,854,905
Acquisition of Visimid	909,222
Goodwill at December 31, 2023	$6,764,127

The increase in goodwill during the six months ended December 31, 2023 was due to the acquisition of Visimid. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill and intangible assets are subject to change. See Note 3, Acquisition of Visimid Technologies, to these unaudited condensed consolidated financial statements, for more information.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	December 31, 2023	June 30, 2023
Customer relationships	10 - 15	$3,712,300	$3,590,000
Trade secrets	8 - 10	4,197,304	3,272,000
Trademarks	8 - 10	4,256,418	3,814,000
Backlog	1	463,525	—
Total intangible assets		12,629,547	10,676,000
Less accumulated amortization		(8,110,003)	(7,343,285)
Total intangible assets, net		$4,519,544	$3,332,715

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2024 (remaining six months)	$868,805
June 30, 2025	884,654
June 30, 2026	388,336
June 30, 2027	388,336
After June 30, 2027	1,989,413
$4,519,544

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Loss before income taxes	$(1,637,605)	$(639,061)	$(2,940,435)	$(1,917,627)
Income tax provision	$76,058	$55,000	$115,604	$157,134
Effective income tax rate	-5%	-9%	-4%	-8%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and six months ended December 31, 2023 and 2022, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), and paid or payable to LightPath, its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2023 and June 30, 2023, our net deferred tax assets are related to the U.S. jurisdiction and we have provided for a valuation allowance to reduce the net deferred tax assets to the amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of December 31, 2023 and June 30, 2023 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2023, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $40,000 as of both December 31, 2023 and June 30, 2023. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited condensed consolidated financial statements.

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

9. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At our 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder. At our 2022 Annual Stockholders Meeting, our stockholders authorized an additional 2,100,000 shares of our Class A common stock for issuance pursuant to awards granted thereunder. As of December 31, 2023, 1,488,881 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2023 and 2022, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Stock options	$30,037	$59,284	$61,515	$118,049
RSAs	108,922	66,850	131,309	66,850
RSUs	172,820	361,413	359,030	587,246
Total	$311,779	$487,547	$551,854	$772,145

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of approximately $2,000 for each of the six months ended December 31, 2023 and 2022, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months December 31, 2023 and 2022. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during either of the six-month periods ended December 31, 2023 or December 31, 2022.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the six months ended December 31, 2023 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Granted	—	—		15,448		134,674
Exercised	—	—		(15,448)		(111,666)
Cancelled/Forfeited	—	—		—		(5,465)
December 31, 2023	534,462	$2.03	5.6	1,596,222	1.1	119,276	0.4

Awards exercisable/
vested as of
December 31, 2023	401,316	$1.97	5.3	1,309,249	—	—

Awards unexercisable/
unvested as of
December 31, 2023	133,146	$2.19	6.6	286,973	1.1	119,276	0.4
	534,462			1,596,222		119,276

As of December 31, 2023, there was approximately $483,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2024 (remaining six months)	$31,923	$43,392	$121,663	$196,978
June 30, 2025	33,885	66,219	130,589	230,693
June 30, 2026	—	27,777	19,829	47,606
June 30, 2027	—	7,500	—	7,500
	$65,808	$144,888	$272,081	$482,777

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net loss	$(1,713,663)	$(694,061)	$(3,056,039)	$(2,074,761)

Weighted-average common shares outstanding:
Basic number of shares	37,501,683	27,172,226	37,466,714	27,121,583

Effect of dilutive securities:
Options to purchase common stock	-	-	-	-
RSUs and RSAs	-	-	-	-
Diluted number of shares	37,501,683	27,172,226	37,466,714	27,121,583

Loss per common share:
Basic	$(0.05)	$(0.03)	$(0.08)	$(0.08)
Diluted	$(0.05)	$(0.03)	$(0.08)	$(0.08)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Options to purchase common stock	534,462	534,462	534,462	534,462
RSUs and RSAs	1,704,638	2,248,789	1,695,723	2,154,939
	2,239,100	2,783,251	2,230,185	2,689,401

11. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have obligations under nine finance lease agreements, entered into during fiscal years 2019, 2023 and 2024, with terms ranging from three to five years. The leases are for computer and manufacturing equipment.

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

We received tenant improvement allowances for each of our two leases with respect to our Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms. In August 2023, we completed the construction of additional tenant improvements within the premises subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We are funding the balance of the tenant improvement costs, which we estimate will be approximately $3.7 million, pending final construction invoices.

The components of lease expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost	$238,652	$184,424	$443,675	$415,925
Finance lease cost:
Depreciation of lease assets	13,982	34,111	33,897	68,222
Interest on lease liabilities	7,856	1,187	15,392	3,870
Total finance lease cost	21,838	35,298	49,289	72,092
Total lease cost	$260,490	$219,722	$492,964	$488,017

Supplemental balance sheet information related to the leases was as follows:

	Classification	December 31, 2023	June 30, 2023
Assets:
Operating lease assets	Operating lease assets	$7,432,993	$9,571,604
Finance lease assets	Property and equipment, net(1)	671,679	542,105
Total lease assets		$8,104,672	$10,113,709

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,123,276	$969,890
Finance leases	Finance lease liabilities, current	118,070	103,646

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,583,630	8,393,248
Finance leases	Finance lease liabilities, less current portion	334,654	341,201
Total lease liabilities		$10,159,630	$9,807,985

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $106,000 and $72,000 as of December 31, 2023 and June 30, 2023, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2023
Weighted Average Remaining Lease Term (in years)
Operating leases	9.8
Finance leases	3.9

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	6.7%

Supplemental cash flow information:

	Six Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$363,320	$523,157
Operating cash used for finance leases	$15,393	$2,286
Financing cash used for finance leases	$58,785	$57,140

Future maturities of lease liabilities were as follows as of December 31, 2023:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2024 (remaining six months)	$75,499	$599,048
June 30, 2025	139,856	1,164,329
June 30, 2026	117,541	1,135,793
June 30, 2027	95,212	1,143,026
June 30, 2028	86,016	1,161,442
Thereafter	—	6,768,359
Total future minimum payments	514,124	11,971,997
Less imputed interest	(61,400)	(2,265,091)
Present value of lease liabilities	$452,724	$9,706,906

12. Loans Payable

As of December 31, 2023 and June 30, 2023, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to a maximum amount of $2,000,000 (the “ Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“BankUnited Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the Revolving Line and BankUnited Term Loan, the “BankUnited Loans”), which the Revolving Line and Guidance Line have since been terminated. Each of the BankUnited Loans is evidenced by a promissory note in favor of BankUnited (the “BankUnited Notes”).

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

On May 9, 2023, we entered into the Fifth Amendment to the Loan Agreement dated February 26, 2019 (the “Fifth Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Fifth Amendment, the parties agreed to the following terms, among others: (i) BankUnited agreed to release its security interest in the collateral securing the BankUnited Loans other than a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter, and (ii) certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. The cash collateral is reflected as Restricted Cash in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023.

BankUnited Term Loan

Pursuant to the Amended Loan Agreement, BankUnited advanced the Company $5,813,500 to satisfy in full the amounts owed to Avidbank and to pay the fees and expenses incurred in connection with the closing of the BankUnited Loan. The Term Loan is for a 5-year term, but co-terminus with the Revolving Line should the Revolving Line not be renewed beyond February 26, 2022. Pursuant to the Fourth Amendment, the maturity date of the Term Loan is December 31, 2024.

The Term Loan initially bore interest at a per annum rate equal to 2.75% above the 30-day LIBOR. Pursuant to the Second Amendment, beginning on December 20, 2021, each facility bore interest at BankUnited’s then-prime rate of interest minus fifty (50) basis points, as adjusted from time to time. Pursuant to the Fourth Amendment, commencing on March 1, 2023, each facility bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.5% as of December 31, 2023).

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

Security and Guarantees

Our obligations under the Amended Loan Agreement were previously collateralized by a first priority security interest (subject to permitted liens) in all of our assets and the assets of the Company’s U.S. subsidiaries, GelTech, Inc. (“GelTech”), and ISP, pursuant to a Security Agreement granted by GelTech, ISP, and the Company in favor of BankUnited. The Company’s equity interests in, and the assets of, its foreign subsidiaries were excluded from the security interest. Pursuant to the Fifth Amendment, the security interest in certain of the collateral then securing the BankUnited Loans terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter. In addition, all of the Company’s subsidiaries have guaranteed the Company’s obligations under the Amended Loan Agreement and related documents, pursuant to Guaranty Agreements executed by the Company and its subsidiaries in favor of BankUnited.

General Terms

The Amended Loan Agreement initially contained customary covenants, including, but not limited to: (i) limitations on the disposition of property; (ii) limitations on changing the Company’s business or permitting a change in control; (iii) limitations on additional indebtedness or encumbrances; (iv) restrictions on distributions; and (v) limitations on certain investments. The Amended Loan Agreement also contains certain financial covenants, including obligations to maintain a fixed charge coverage ratio of 1.25 to 1.00 and a total leverage ratio of 4.00 to 1.00. The Letter Agreement granted us a waiver of default arising prior to the Letter Agreement from its failure to comply with the fixed charge coverage ratio measured on June 30, 2021. The Second Amendment to the Amended Loan Agreement granted us a waiver of compliance for the Financial Covenants (as set forth in the Amended Loan Agreement) through June 30, 2022. Based on the waivers, we were no longer in default of the Amended Loan Agreement. Pursuant to the Fifth Amendment, certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. As of December 31, 2023, we were in compliance with all required covenants.

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

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and amortized over the term. Amortization of approximately $19,000 and $37,100 is included in interest expense for the three and six months ended December 31, 2022, respectively. There was no amortization for the three and six-month periods ended December 31, 2023, as all costs have been fully amortized in prior periods.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. Through December 31, 2023, ISP Latvia has received two advances under the 2023 Equipment Loan totaling 260,258 EUR (or USD $284,000), the proceeds of which were used to make installment payments to a vendor for equipment to be delivered at a future date. The 2023 Equipment Loan will be payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.98% as of December 31, 2023).

In July 2023, the acquisition of Visimid included a promissory note of $150,000 in favor of The American National Bank of Texas (the “ANBTX Note”). In conjunction with the acquisition, Visimid and LightPath agreed to collateralize the ANBTX Note with a certificate of deposit for the same amount. The cash collateral is reflected as Restricted Cash in the accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2023. The ANBTX Note bears interest at a fixed rate of 6.15% and has a maturity date of April 14, 2024.

Future maturities of loans payable are as follows:

	Bank United Term Loan	Equipment Loans	ANBTX Note	Total
Fiscal year ending:
June 30, 2024 (remaining six months)	$532,372	$98,346	$150,000	$780,718
June 30, 2025	1,278,875	178,654	—	1,457,529
June 30, 2026	—	115,523	—	115,523
June 30, 2027	—	70,429	—	70,429
After June 30, 2027	—	41,083	—	41,083
Total payments	$1,811,247	$504,035	$150,000	2,465,282
Less current portion				(2,138,775)
Non-current portion				$326,507

13. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $741,000 and $607,000 as of December 31, 2023 and June 30, 2023, respectively. We also recognized net foreign currency transaction gains of $4,000 and losses of $29,000 during the three months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2023 and 2022, we recognized net foreign currency transaction gains of $29,000 and losses of $7,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $5.9 million at December 31, 2023. Of this amount, greater than 25% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2023, LPOIZ had approximately $2.0 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2023.

Revenues from and long-lived assets located in foreign countries are as follows:

	Six Months Ended December 31,
	2023	2022
Revenues:
United States	$8,640,498	$7,527,088
Latvia	—	1,081,640
China	1,217,955	1,502,252
Other European countries	4,521,846	4,360,090
Other Asian countries	614,037	829,717
Rest of world	398,549	538,793
	$15,392,885	$15,839,580

	December 31, 2023	June 30, 2023
Long-lived assets:
United States	$27,009,505	$23,336,063
Latvia	5,257,960	5,282,596
China	3,016,255	3,157,434
	$35,283,720	$31,776,093

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

We incurred various expenses associated with the investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which include legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the three and six months ended December 31, 2023 and 2022, respectively, expenses incurred related to the legal proceedings were immaterial. In December 2023, we recovered approximately $190,000 in funds that had been recovered by the Chinese authorities, which is included in Other income in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2023. We expect to incur minimal additional legal fees and consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

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

We have transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on the ability of those subsidiaries to operate. We have not experienced any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition. Although we took steps to minimize the business impacts from the termination of the management employees and transition to new management personnel, we experienced some short-term adverse impacts on LPOIZ’s and LPOI’s domestic sales in China and results of operations in the three-month period ended June 30, 2021 and the fiscal year ended June 30, 2022. The Company has not experienced, nor does management anticipate, any material adverse impact on LPOIZ’s or LPOI’s production and supply of products to its other subsidiaries for their customers.

Potential Impact of Economic Conditions in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. Deteriorating economic conditions in China generally have led to lower demand for our products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall. A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a material adverse effect on our business and results of operations in future quarters.

Impact of Recent Wars

In February 2022, Russian military forces invaded Ukraine. This war has led to sanctions on Russia, which have had some impacts, though temporary, on our supply chain of raw materials. Separately, in October 2023 Israel has declared war on Hamas. Initially, this resulted in a temporary increase in our sales, as Israel works to replace electro-optical systems that in some cases use our materials. However, it is possible that at some point this war will also have a negative impact on our business as a result of the economic impact in Israel. In addition to the significant defense related market in Israel, we also serve many commercial related applications and work with commercial companies in Israel, and the business of those customers may be negatively impacted by the war over time. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of either the Russian-Ukraine conflict or the Israel-Hamas war on our financial condition, results of operations or cash flows into the foreseeable future.

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

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component-oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with other technologies that we may acquire or develop in the future, to create tailored solutions for our customers.

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

Results of Operations

Revenue

Three months ended December 31, 2023, compared to three months ended December 31, 2022

Revenue for the second quarter of fiscal 2024 was approximately $7.3 million, a decrease of approximately $1.2 million, or 14%, as compared to approximately $8.5 million in the same quarter of the prior fiscal year, primarily driven by a decrease in sales of visible components.

Revenue generated by infrared components was approximately $3.6 million in the second quarter of fiscal 2024, an increase of approximately $0.3 million, or 9%, as compared to approximately $3.3 million in the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program. Revenue from the visible components product group for the second quarter of fiscal 2024 was $2.7 million, a decrease of approximately $1.2 million, or 31%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased. Revenue from assemblies and modules decreased by 20%, as compared to the same quarter of the prior fiscal year, primarily due to timing of shipments against a multi-year contract with a defense customer. This decrease was partially offset by the addition of Visimid revenue. Revenue from engineering services was flat for the second quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year.

Six months ended December 31, 2023, compared to six months ended December 31, 2022

Revenue for the first half of fiscal 2024 was approximately $15.4 million, a decrease of approximately $0.4 million, or 3%, as compared to approximately $15.8 million in the same period of the prior fiscal year, primarily driven by a decrease in sales of visible components.

Revenue generated by infrared components was approximately $7.4 million in the first half of fiscal 2024, an increase of approximately $0.9 million, or 14%, as compared to approximately $6.5 million in the same period of the prior fiscal year. The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program. Revenue from the visible components product group for the first half of fiscal 2024 was $5.4 million, a decrease of approximately $1.8 million, or 25%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased. Revenue from assemblies and modules increased by 7%, as compared to the same period of the prior fiscal year, primarily due to the addition of Visimid revenue, which increase was partially offset by a decrease in shipments against a multi-year contract with a defense customer due to timing. Revenue from engineering services increased by $253,000, as compared to the same period of the prior fiscal year, primarily due to the addition of Visimid revenue as well as revenue from one of our space-related funded research contracts.

Cost of Sales and Gross Margin

Three months ended December 31, 2023, compared to three months ended December 31, 2022

Gross margin in the second quarter of fiscal 2024 was approximately $2.2 million, a decrease of $1.1 million, or 33%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $5.1 million for the second quarter of fiscal 2024, compared to approximately $5.2 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the second quarter of fiscal 2024, compared to 38% for the same quarter of the prior fiscal year. The decrease in gross margin as a percentage of revenue is due to the decrease in visible components sales, which typically have higher margins than our infrared components product group, which comprised a greater portion of our sales for the second quarter of fiscal 2024.

Six months ended December 31, 2023, compared to six months ended December 31, 2022

Gross margin in the first half of fiscal 2024 was approximately $4.5 million, a decrease of $1.0 million, or 18%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $10.9 million for the first half of fiscal 2024, compared to approximately $10.4 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 29% for the first half of fiscal 2024, compared to 34% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is due to the decrease in visible components sales, which typically have higher margins than our infrared components product group, which comprised a greater portion of our sales for the first half of fiscal 2024.

Selling, General and Administrative

Three months ended December 31, 2023, compared to three months ended December 31, 2022

SG&A costs were approximately $2.9 million for the second quarter of fiscal 2024, a decrease of approximately $172,000, or 6%, as compared to approximately $3.0 million in the same quarter of the prior fiscal year. The decrease in SG&A costs is primarily due to a decrease in stock-based compensation, partially offset by an increase in wages.

Six months ended December 31, 2023, compared to six months ended December 31, 2022

SG&A costs were approximately $5.5 million for the first half of fiscal 2024, a decrease of approximately $149,000, or 3%, as compared to approximately $5.7 million in the same period of the prior fiscal year. The decrease in SG&A costs is primarily due to a decrease in stock-based compensation, partially offset by an increase in wages. This decrease was also partially offset by costs of approximately $97,000 associated with the acquisition of Visimid, which closed in July 2023.

New Product Development

New product development costs were approximately $608,000 in the second quarter of fiscal 2024, an increase of approximately $142,000, or 30%, as compared to the same quarter of the prior fiscal year. For the first half of fiscal 2024, new product development costs were $1.2 million, an increase of $232,000 or 23%, as compared to the same period of the prior fiscal year. These increases are primarily due to the addition of engineering personnel as a result of the Visimid acquisition, as well as an increase in materials and outside services utilized for development projects.

Amortization of Intangibles

Amortization of intangibles increased by $204,000 for both the second quarter and first half of fiscal 2024, due to the amortization of identifiable intangible assets associated with the Visimid acquisition. See Note 3, Acquisition of Visimid, in the unaudited Condensed Consolidated Financial Statements, for further information.

Other Income (Expense)

Interest expense, net, was approximately $54,000 for the second quarter of fiscal 2024, as compared to $81,000 for the same quarter of the prior fiscal year. For the first half of fiscal 2024, interest expense was approximately $111,000, as compared to $152,000 for the same period of the prior fiscal year. The decrease in interest expense is primarily due to a decrease in amortization of loan costs, as all loan costs have been fully amortized in prior periods. Total debt has decreased 35% as of the quarter ended December 31, 2023, as compared to the quarter ended December 31, 2022, while the interest rate on our largest loan balance has increased from 5% to 8.5% for the same period.

Other income, net, was approximately $200,000 for the second quarter of fiscal 2024, as compared to other expense, net, of $1,000 for the same quarter of the prior fiscal year. For the first half of fiscal 2024, other income, net, was $205,000, as compared to $26,000 for the same period of the prior fiscal year. Other income for the second quarter and first half of fiscal 2024 includes a gain of $190,000 for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 14, Contingencies, in the unaudited Condensed Consolidated Financial Statements.

Other income and expenses also include net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year.

Income Taxes

Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. Income tax expense was approximately $76,000 for the second quarter of fiscal 2024, as compared to $55,000 for the same period of the prior year. The increase is due to timing of intercompany dividends. During the first half of fiscal 2024, income tax expense was approximately $116,000, compared to $157,000 for the same period of the prior fiscal year. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the second quarter of fiscal 2024 was approximately $1.7 million, or $0.05 basic and diluted loss per share, compared to $0.7 million, or $0.03 basic and diluted loss per share, for the same quarter of the prior fiscal year.The increase in net loss of approximately $1 million for the second quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year, was primarily attributable to the decrease in revenue and gross margin, partially offset by the aforementioned other income in our Chinese subsidiary.

Net loss for the first half of fiscal 2024 was approximately $3.1 million, or $0.08 basic and diluted loss per share, compared to $2.1 million, or $0.08 basic and diluted loss per share, for the same period of the prior fiscal year. The increase in net loss of approximately $1 million for the first half of fiscal 2024, as compared to the same period of the prior fiscal year, was primarily attributable to the decrease in revenue and gross margin, partially offset by the aforementioned other income in our Chinese subsidiary.

Weighted-average common shares outstanding were 37,501,683, basic and diluted, in the second quarter of fiscal 2024, compared to 27,172,226, basic and diluted, in the same quarter of fiscal 2023. For the first half of fiscal 2024, weighted-average common shares outstanding were 37,446,714, basic and diluted, as compared to 27,121,583, basic and diluted, in the first half of fiscal 2023. The increase in the weighted-average basic common shares was due to the sale of an aggregate of 9,090,910 shares of Class A common stock pursuant to a public offering which closed January 17, 2023, as well as the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs.

Potential Impact of Economic Conditions and Policies in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. According to the National Bureau of Statistics of China, the annual economic growth rate in China was 6.9% in 2017, 6.8% in 2018, 6.1% in 2019, 2.3% in 2020, 8.1% in 2021, a3% in 2022, and 5.2% in 2023. The annual economic growth rate in 2024 is estimated to be 4.6%, although some analysts have indicated that China’s economic growth could be lower. Deteriorating economic conditions in China generally have led to lower demand for the Company’s products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall. A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a material adverse effect on our business and results of operations in future quarters.

In addition, on July 4, 2023 China announced export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components. A certain portion of our infrared optics revenue has always been dependent on those materials. As a precaution to the disruption in the supply chain of Germanium, and in anticipation of customers ordering more optics produced from other materials, primarily our own BlackDiamond materials, we have, in agreement with one key customer, proactively canceled some of our sales orders for optics made of Germanium. This serves to both reduce our exposure to possible shortages in Germanium material supply, as well as to free up capacity for orders for optics made of materials other than Germanium. This also led to us intentionally not renew a large annual customer order for optics made of Germanium from the same customer. This annual order is typically renewed during our second fiscal quarter; the prior renewal was announced in December 2022 for over $5 million. The lack of this renewal impacts our backlog in the short term, as we would typically have received this order during the second fiscal quarter. The lack of this order booking does not mean, however, that we have lost the customer. Instead, we expect this order to renew in coming months, as the customer completes evaluating, and working toward transitioning to optics made of our BlackDiamond materials.

Liquidity and Capital Resources

As of December 31, 2023, we had working capital of approximately $9.1 million and total cash, cash equivalents and restricted cash of approximately $5.9 million, of which, greater than 25% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of December 31, 2023, LPOIZ had approximately $2.0 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2023.

Loans payable consists of the BankUnited Term Loan, pursuant to the Amended Loan Agreement, two third-party equipment loans, and the ANBTX Note. As of December 31, 2023, the outstanding balance on the BankUnited Term Loan was approximately $1.8 million, the outstanding balance on the equipment loans was approximately $504,000, and the outstanding balance on the ANBTX Note was $150,000.

Pursuant to that certain Fourth Amendment to the Loan Agreement dated February 7, 2023, the BankUnited Term Loan, the only remaining BankUnited Loan, matures and is due and payable in full on December 31, 2024. The BankUnited Term Loan bears interest at BankUnited’s then prime rate of interest, as adjusted from time to time (8.5% as of December 31, 2023). Monthly payments of $75,000 are due and payable on the first day of each month, and commencing on January 1, 2024 and continuing on the first day of each month thereafter until the maturity date, monthly payments will increase to $100,000, with each such payment applied first to interest, costs and expenses and then to principal. Upon maturity, all principal and interest shall be immediately due and payable. Pursuant to that certain Fifth Amendment to the Loan Agreement dated May 9, 2023, the security interest in certain collateral securing the Term Loan as of such date terminated and was replaced by a security interest in a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter. The cash collateral is reflected as Restricted Cash in the accompanying unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023. An exit fee equal to 1% of the outstanding principal balance as of December 31, 2023 will be incurred and a further exit fee of 4% of the outstanding principal balance as of December 31, 2024 will be incurred (to the extent the Term Loan is still outstanding on the respective dates and has not been refinanced with another lender).

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

Cash Flows – Operating:

Cash provided by operations was approximately $851,000 for the first half of fiscal 2024, compared to cash used in operations of approximately $751,000 for the same period of the prior fiscal year.Cash provided by operations for the first half of fiscal 2024 was largely driven by decrease in accounts receivable, as sales were higher in the fourth quarter of fiscal 2023 than in each of the first two quarters of fiscal 2024. Cash used in operations in the first half of fiscal 2023 reflects a decrease in accounts payable and accrued liabilities during such period resulting from the payment of certain expenses related to previously disclosed events that occurred at our Chinese subsidiaries, which were accrued in prior periods.

Cash Flows – Investing:

During the first half of fiscal 2024, we expended approximately $1.5 million in investments in capital equipment, compared to approximately $412,000 in the same period of the prior fiscal year. We also expended approximately $722,000, net of cash acquired, to acquire Visimid during the first half of fiscal 2024, as disclosed in Note 3, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The first half of fiscal 2024 also reflects proceeds of approximately $365,000 from sale-leasebacks of equipment. The spending in the first half of fiscal 2024 is largely driven by the Orlando Facility expansion, whereas the majority of our capital expenditures during the first half of fiscal 2023 reflected only maintenance capital expenditures.As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. The balance of the tenant improvement costs is estimated to be $3.7 million, pending final construction invoices. During the first half of fiscal 2024, we expended $994,000 toward this project, with the remaining estimated $380,000 expected to be expended during the second half of fiscal 2024.

Cash Flows – Financings:

Net cash used in financing activities was approximately $304,000 for the first half of fiscal 2024, compared to approximately $443,000 in the same period of the prior fiscal year. Cash used in financing activities for the first half of fiscal 2024 reflects $466,000 in principal payments on our loans and finance leases, offset by approximately $143,000 in proceeds from the 2023 Equipment Loan, and $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash used in financing activities for the first half of fiscal 2023 reflects approximately $463,000 in principal payments on our loans and finance leases, offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of December 31, 2023, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first half of fiscal 2024 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Our total backlog at December 31, 2023 was approximately $21.2 million, a decrease of 28%, as compared to $29.4 million as of December 31, 2022. Compared to the end of fiscal 2023, our total backlog decreased by 2% during the first half of fiscal 2024. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2023	$29,427	66%	28%
Q3 2023	$26,620	50%	-10%
Q4 2023	$21,652	22%	-19%
Q1 2024	$21,303	-2%	-2%
Q2 2024	$21,220	-2%	0%

The decrease in backlog during the first half of fiscal 2024 is primarily due shipments against several annual and multi-year contract renewals, which orders were added to the backlog in prior periods. Shipments during the first half of fiscal 2024 were partially offset by the following: (i) a significant contract renewal for advanced infrared optics for a critical international military program, which renewal represented a 40% increase in dollar value as compared to the previous order; and (ii) a significant contract awarded to Visimid by a defense customer in December 2023. In previous years we have typically received a significant contract renewal from our largest customer for infrared products made of Germanium during the second fiscal quarter. However, as previously disclosed we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. As such, in second quarter of fiscal 2024 we have not booked our typical annual renewal order for Germanium optics with this customer. Instead, we continue to work with this customer, as well as other customers to convert their systems to use BlackDiamond optics. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL4 materials. With the global supply of germanium currently concentrated in Russia and China, ongoing global events are generating renewed interest in germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab. While the process of converting those systems over is progressing, it is not an immediate transition and as a result we may experience a short term adverse impact on our revenues and backlog as we decrease the orders for optics made of Germanium, before we start receiving the new orders for optics made of BlackDiamond.

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

In addition, order bookings for both visible and infrared components and assemblies continue to be slow in China. Domestic sales in China have also been adversely impacted by the economic downturn in China, which continues to negatively impact revenue and bookings in that region.

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

The following table sets forth revenue for our four product groups for the three and six-month periods ended December 31, 2023 and 2022:

	(unaudited)
	Three Months Ended December 31,		Quarter	Six Months Ended December 31,		Year-to-date
	2023	2022	% Change	2023	2022	% Change
Revenue
Infrared components	$3,572,853	$3,290,328	9%	$7,407,455	$6,479,879	14%
Visible components	2,678,904	3,876,627	-31%	5,367,239	7,144,285	-25%
Assemblies and modules	986,683	1,227,873	-20%	2,248,722	2,098,605	7%
Engineering services	77,197	77,851	-1%	369,469	116,811	216%
Total revenue	$7,315,637	$8,472,679	-14%	$15,392,885	$15,839,580	-3%

Three months ended December 31, 2023

Our revenue decreased by 14% in the second quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year, driven by a decrease in sales of visible components.

Revenue generated by the infrared components product group for the second quarter of fiscal 2024 was $3.6 million, an increase of 9%, as compared to same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, including an increase in shipments against an annual contract for an international military program. This contract was also renewed during the first quarter of fiscal 2024 for a higher dollar value than the previous contract.

Revenue from the visible components product group for the second quarter of fiscal 2024 was $2.7 million, a decrease of 31%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased.

Revenue from assemblies and modules decreased by 20% for the second quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to timing of shipments against a multi-year contract with a defense customer. This decrease was partially offset by the addition of Visimid revenue of approximately $146,000.

Revenue from engineering services was flat for the second quarter of fiscal 2024, as compared to the same period of the prior fiscal year.

Six months ended December 31, 2023

Our revenue decreased by 3% in the first half of fiscal 2024, as compared to the same period of the prior fiscal year, driven by a decrease in sales of visible components.

Revenue generated by the infrared components product group for the first half of fiscal 2024 was $7.4 million, an increase of 14%, as compared to same period of the prior fiscal year. The increase in revenue is primarily due to an increase sales to customers in the defense industry, including an increase in shipments against an annual contract for an international military program. This contract was also renewed during the first quarter of fiscal 2024 for a higher dollar value than the previous contract.

Revenue from the visible components product group for the first half of fiscal 2024 was $5.4 million, a decrease of 25%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased.

Revenue from assemblies and modules increased by 7% for the first half of fiscal 2024, as compared to the same period of the prior fiscal year, primarily due to the addition of Visimid revenue of approximately $281,000, partially offset by a decrease in shipments against a multi-year contract with a defense customer due to timing.

Revenue from engineering services increased by $253,000, as compared to the same period of the prior fiscal year. Approximately $186,000 of this increase is due to the addition of Visimid revenue. The remaining increase is driven by revenue from one of our space-related funded research contracts.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and six months ended December 31, 2023 and 2022:

	(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(1,713,663)	$(694,061)	$(3,056,039)	$(2,074,761)
Depreciation and amortization	1,129,444	764,548	1,943,000	1,580,882
Income tax provision	76,058	55,000	115,604	157,134
Interest expense	53,788	81,241	111,399	151,611
EBITDA	$(454,373)	$206,728	$(886,036)	$(185,134)
% of revenue	-6%	2%	-6%	-1%

Our EBITDA for the quarter ended December 31, 2023 was a loss of approximately $454,000, compared to income of $207,000 for the same quarter of the prior fiscal year. The decrease in EBITDA in the second quarter of fiscal 2024 was primarily attributable to lower sales and gross margin, partially offset by the aforementioned other income in our Chinese subsidiary.

Our EBITDA for the six months ended December 31, 2023 was a loss of approximately $886,000, compared to $185,000 for the same period of the prior fiscal year. The decrease in EBITDA in the first half of fiscal 2024 was primarily attributable to lower revenue and gross margin, partially offset by the aforementioned other income in our Chinese subsidiary.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended December 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the six months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company postponed the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”), originally scheduled for November 16, 2023. The Company rescheduled the date of the 2023 Annual Meeting to January 31, 2024, at 11:00 a.m. Eastern Time. The record date for the determination of stockholders entitled to receive notice of and to vote at the 2023 Annual Meeting was the close of business on December 12, 2023.

If a stockholder wishes to present a proposal at the fiscal year 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), but the proposal is not intended to be included in the Company’s proxy statement relating to the meeting or nominate a director for election at the 2024 Annual Meeting, the stockholder must give advance notice to the Company prior to the deadline for such meeting determined in accordance with our Bylaws (the “Bylaw Deadline”). Under our Bylaws, in order for a proposal to be timely, it must be received by us no earlier than 120 days prior to the anniversary of the 2023 Annual Meeting, or October 3, 2024, and no later than 90 days prior to the anniversary date of the 2023 Annual Meeting, or November 2, 2024. If a stockholder gives notice of such a proposal after the Bylaw Deadline, the stockholder will not be permitted to present the proposal to the stockholders for a vote at the meeting or nominate a director for election at the meeting. Finally, the deadline for providing notice to the Company under Rule 14a-19, the SEC’s universal proxy rule, of a stockholder’s intent to solicit proxies in support of nominees submitted under the Company’s advance notice bylaws for our 2024 Annual Meeting is November 2, 2024.

Because the date of the 2024 Annual Meeting is expected to change by more than 30 days from the anniversary of our 2023 Annual Meeting, the deadline for submitting a stockholder proposal under Rule 14a-8 is a “reasonable time” before we begin to print and distribute our proxy materials for the 2024 Annual Meeting. As previously disclosed, at this time we expect to hold our 2024 Annual Meeting on or about November 15, 2024, and expect to print and distribute the proxy materials for such meeting commencing on or about October 3, 2024. We are requesting at this time that any stockholder proposals for inclusion in the fiscal year 2024 proxy materials be submitted no later than June 8, 2024. The actual date of the 2024 Annual Meeting has not been determined and it is within the discretion of the Board to choose the date of such meeting, which will be publicly announced when it has been determined.

Additionally, in accordance with our Bylaws, in order for a proposal to be timely when an annual meeting has been changed by more than 30 days before or after the anniversary date of the prior year’s annual meeting, it must be received by us no later than 10 days after the day on which we first publicly announce the date of such annual meeting. When the 2024 Annual Meeting date is determined, we will announce the deadlines for such proposals in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

If a stockholder fails to meet these deadlines or fails to satisfy the requirements of SEC Rule 14a-4, the persons named as proxies will be allowed to use their discretionary voting authority to vote on any such proposal or nomination as they determine appropriate if and when the matter is raised at the 2024 Annual Meeting.

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

3.1.4

Certificate of Designation of Series A Preferred Stock of LightPath Technologies, Inc., filed July 9, 1997 with the Secretary of State of Delaware, which was filed as Exhibit 3.4 to our Annual Report on Form 10-KSB (File No. 000-27548) filed with the Securities and Exchange Commission on September 11, 1997, and is incorporated herein by reference thereto.

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

3.1.15

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed January 31, 2024 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 6, 2024, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 8, 2024	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 8, 2024	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

