Form 10-Q
period 2024-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2024-05-09
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-27548

LIGHTPATH TECHNOLOGIES, INC
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

38,807,432 shares of Class A common stock, $0.01 par value, outstanding as of May 6, 2024.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy, statements related to the actual and potential effects on our business from rising inflation and interest rates, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2023. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	March 31,	June 30,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$3,008,952	$4,687,004
Restricted cash	150,000	2,457,486
Trade accounts receivable, net of allowance of $25,781 and $18,502	4,661,031	6,634,574
Inventories, net	6,827,475	7,410,734
Prepaid expenses and deposits	482,371	570,293
Other current assets	419,797	—
Total current assets	15,549,626	21,760,091

Property and equipment, net	15,940,981	12,810,930
Operating lease right-of-use assets	7,164,556	9,571,604
Intangible assets, net	4,085,141	3,332,715
Goodwill	6,764,127	5,854,905
Deferred tax assets, net	140,000	140,000
Other assets	61,041	65,939
Total assets	$49,705,472	$53,536,184
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,797,755	$2,574,135
Accrued liabilities	1,878,449	662,242
Accrued payroll and benefits	1,484,240	1,499,896
Operating lease liabilities, current	1,090,806	969,890
Loans payable, current portion	323,689	1,023,814
Finance lease obligation, current portion	172,904	103,646
Total current liabilities	7,747,843	6,833,623

Deferred tax liabilities, net	473,573	465,000
Accrued liabilities, noncurrent	611,619	—
Finance lease obligation, less current portion	573,130	341,201
Operating lease liabilities, noncurrent	8,315,001	8,393,248
Loans payable, less current portion	275,748	1,550,587
Total liabilities	17,996,914	17,583,659

Commitments and Contingencies

Stockholders’ equity:

Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 and 44,500,000 shares authorized; 38,126,249 and 34,344,739 shares issued and outstanding	381,262	373,447
Additional paid-in capital	244,188,153	242,808,771
Accumulated other comprehensive income	628,945	606,536
Accumulated deficit	(213,489,802)	(207,836,229)
Total stockholders’ equity	31,708,558	35,952,525
Total liabilities and stockholders’ equity	$49,705,472	$53,536,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue, net	$7,699,175	$7,409,648	$23,092,060	$23,249,228
Cost of sales	6,092,988	4,874,244	16,985,846	15,255,567
Gross margin	1,606,187	2,535,404	6,106,214	7,993,661
Operating expenses:
Selling, general and administrative	3,171,770	2,759,306	8,691,395	8,428,132
New product development	569,962	513,694	1,817,598	1,529,738
Amortization of intangibles	434,403	281,270	1,201,120	843,812
Loss (gain) on disposal of property and equipment	13,248	(58,652)	13,248	(55,910)
Total operating expenses	4,189,383	3,495,618	11,723,361	10,745,772
Operating loss	(2,583,196)	(960,214)	(5,617,147)	(2,752,111)
Other income (expense):
Interest expense, net	(37,649)	(77,094)	(149,048)	(228,705)
Other income (expense), net	29,109	(60,680)	234,024	(34,799)
Total other income (expense), net	(8,540)	(137,774)	84,976	(263,504)
Loss before income taxes	(2,591,736)	(1,097,988)	(5,532,171)	(3,015,615)
Income tax provision	5,798	65,282	121,402	222,416
Net loss	$(2,597,534)	$(1,163,270)	$(5,653,573)	$(3,238,031)
Foreign currency translation adjustment	(112,356)	288,607	22,409	41,903
Comprehensive loss	$(2,709,890)	$(874,663)	$(5,631,164)	$(3,196,128)
Loss per common share (basic)	$(0.07)	$(0.03)	$(0.15)	$(0.11)
Number of shares used in per share calculation (basic)	37,988,770	35,124,095	37,639,464	29,750,138
Loss per common share (diluted)	$(0.07)	$(0.03)	$(0.15)	$(0.11)
Number of shares used in per share calculation (diluted)	37,988,770	35,124,095	37,639,464	29,750,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	14,607	146	19,573	—	—	19,719
Exercise of Stock Options, RSUs & RSAs, net	14,482	145	(145)	—	—	—
Issuance of common stock for acquisition of Visimid	81,610	816	149,184	—	—	150,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	240,075	—	—	240,075
Foreign currency translation adjustment	—	—	—	(125,208)	—	(125,208)
Net loss	—	—	—	—	(1,342,376)	(1,342,376)
Balances at September 30, 2023	37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	93,940	940	(940)	—	—	—
Stock-based compensation on stock options, RSUs & RSAs	—	—	258,691	—	—	258,691
Foreign currency translation adjustment	—	—	—	259,973	—	259,973
Net loss	—	—	—	—	(1,713,663)	(1,713,663)
Balances at December 31, 2023	37,549,378	$375,494	$243,475,209	$741,301	$(210,892,268)	$33,699,736
Issuance of common stock for:
Employee Stock Purchase Plan	15,840	158	19,800	—	—	19,958
Exercise of Stock Options, RSUs & RSAs, net	225,814	2,258	(2,258)	—	—	—
Issuance of common stock for acquisition of Visimid	267,176	2,672	333,382	—	—	336,054
Issuance of common stock under public equity placement	68,041	680	97,528	—	—	98,208
Stock-based compensation on stock options, RSUs & RSAs	—	—	264,492	—	—	264,492
Foreign currency translation adjustment	—	—	—	(112,356)	—	(112,356)
Net loss	—	—	—	—	(2,597,534)	(2,597,534)
Balances at March 31, 2024	38,126,249	$381,262	$244,188,153	$628,945	$(213,489,802)	$31,708,558

Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	16,287	163	19,707	—	—	19,870
Exercise of Stock Options & RSUs, net	8,852	88	(88)	—	—	—
Stock-based compensation on stock options & RSUs	—	—	284,598	—	—	284,598
Foreign currency translation adjustment	—	—	—	(917,829)	—	(917,829)
Net loss	—	—	—	—	(1,380,700)	(1,380,700)
Balances at September 30, 2022	27,071,929	$270,719	$232,619,220	$17,296	$(205,170,058)	$27,737,177
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	203,586	2,036	(2,036)	—	—	—
Stock-based compensation on stock options, RSUs & RSAs	—	—	487,547	—	—	487,547
Foreign currency translation adjustment	—	—	—	671,125	—	671,125
Net loss	—	—	—	—	(694,061)	(694,061)
Balances at December 31, 2022	27,275,515	$272,755	$233,104,731	$688,421	$(205,864,119)	$28,201,788
Issuance of common stock for:
Employee Stock Purchase Plan	17,236	172	20,338	—	—	20,510
Exercise of Stock Options, RSUs & RSAs, net	847,735	8,478	(8,478)	—	—	—
Issuance of common stock under public equity placement	9,090,910	90,909	9,113,601	—	—	9,204,510
Stock-based compensation on stock options, RSAs & RSUs	—	—	299,038	—	—	299,038
Foreign currency translation adjustment	—	—	—	288,607	—	288,607
Net loss	—	—	—	—	(1,163,270)	(1,163,270)
Balances at March 31, 2023	37,231,396	$372,314	$242,529,230	$977,028	$(207,027,389)	$36,851,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,653,573)	$(3,238,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,985,850	2,359,550
Interest from amortization of debt costs	—	55,680
Loss (gain) on disposal of property and equipment	13,248	(55,910)
Stock-based compensation on stock options, RSUs & RSAs, net	763,258	1,071,183
Provision for credit losses	(4,422)	9,622
Change in operating lease assets and liabilities	47,693	(89,306)
Inventory write-offs to allowance	95,539	70,566
Deferred taxes	8,573	(12,620)
Changes in operating assets and liabilities:
Trade accounts receivable	1,766,594	413,193
Other current assets	(419,797)	—
Inventories	725,460	(1,317,347)
Prepaid expenses and deposits	95,900	(63,624)
Accounts payable and accrued liabilities	32,020	(123,542)
Net cash provided by (used in) operating activities	456,343	(920,586)

Cash flows from investing activities:
Purchase of property and equipment	(1,892,660)	(2,325,155)
Proceeds from sale of equipment	—	65,500
Proceeds from sale-leaseback of equipment	364,710	—
Acquisition of Visimid Technologies, net of cash acquired	(847,141)	—
Net cash used in investing activities	(2,375,091)	(2,259,655)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	39,677	40,380
Proceeds from issuance of common stock under public equity placement	98,208	9,204,510
Borrowings on loans payable	142,853	—
Payments on loans payable	(2,262,798)	(1,648,899)
Repayment of finance lease obligations	(87,610)	(63,345)
Net cash (used in) provided by financing activities	(2,069,670)	7,532,646
Effect of exchange rate on cash and cash equivalents	2,880	42,601
Change in cash, cash equivalents and restricted cash	(3,985,538)	4,395,006
Cash, cash equivalents and restricted cash, beginning of period	7,144,490	5,507,891
Cash, cash equivalents and restricted cash, end of period	$3,158,952	$9,902,897

Supplemental disclosure of cash flow information:
Interest paid in cash	$161,676	$170,109
Income taxes paid	$120,787	$323,414
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$391,107	$83,921

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2024, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

The Company’s unaudited condensed consolidated financial statements reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000 and $125,000 were paid in October 2023 and January 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2024.

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

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Visimid. The goodwill is expected to be deductible for income tax purposes. During the three months ended December 31, 2023, an adjustment of $2.2 million was made to decrease the initially recognized amount of goodwill to reflect changes in the estimated fair value of the identifiable intangible assets purchased in the acquisition.

For the nine months ended March 31, 2024, the Company incurred approximately $98,000, in acquisition costs, of which less than $1,000 was incurred during the three months ended March 31, 2024. These costs are included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Selling, general and administrative.” This is in addition to the previously disclosed $140,000 in acquisition costs which were recorded during the three months ended June 30, 2023.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $818,000 and $314,000 as of March 31, 2024 and June 30, 2023, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a defense customer which includes both product development and hardware deliverables where similar revenue recognition criteria will be applied.

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

Revenue by product group for the three and nine months ended March 31, 2024 and 2023 was as follows, with fiscal year 2023 amounts reclassified from those previously reported to conform to current classification:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2024	2023	2024	2023
Infrared components	$3,638,674	$3,143,718	$11,046,129	$9,623,597
Visible components	2,688,475	3,104,572	8,055,714	10,248,857
Assemblies and modules	829,265	986,651	3,077,987	3,085,256
Engineering services	542,761	174,707	912,230	291,518
Total revenue	$7,699,175	$7,409,648	$23,092,060	$23,249,228

5. Inventories

The components of inventories include the following:

	March 31, 2024	June 30, 2023
Raw materials	$2,976,813	$2,999,879
Work in process	2,364,525	2,909,439
Finished goods	2,665,577	2,626,106
Allowance for obsolescence	(1,179,440)	(1,124,690)
	$6,827,475	$7,410,734

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.4 million and $1.5 million as of March 31, 2024 and June 30, 2023, respectively.

6. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	March 31, 2024	June 30, 2023
Manufacturing equipment	5 - 10	$23,288,251	$22,296,320
Computer equipment and software	3 - 5	1,010,144	973,549
Furniture and fixtures	5	355,571	350,289
Leasehold improvements	5 - 10	8,947,045	2,742,344
Construction in progress		672,680	3,067,896
Total property and equipment		34,273,691	29,430,398
Less accumulated depreciation and amortization		(18,332,710)	(16,619,468)
Total property and equipment, net		$15,940,981	$12,810,930

7. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill during the nine months ended March 31, 2024 was as follows:

Goodwill at June 30, 2023	$5,854,905
Acquisition of Visimid	909,222
Goodwill at March 31, 2024	$6,764,127

The increase in goodwill during the nine months ended March 31, 2024 was due to the acquisition of Visimid. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill and intangible assets are subject to change. See Note 3, Acquisition of Visimid Technologies, to these unaudited condensed consolidated financial statements, for more information.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	March 31, 2024	June 30, 2023
Customer relationships	10 - 15	$3,712,300	$3,590,000
Trade secrets	8 - 10	4,197,304	3,272,000
Trademarks	8 - 10	4,256,418	3,814,000
Backlog	1	463,525	—
Total intangible assets		12,629,547	10,676,000
Less accumulated amortization		(8,544,406)	(7,343,285)
Total intangible assets, net		$4,085,141	$3,332,715

Future amortization of identifiable intangibles is as follows:

Fiscal year ending:
June 30, 2024 (remaining three months)	$434,402
June 30, 2025	884,654
June 30, 2026	388,336
June 30, 2027	388,336
After June 30, 2027	1,989,413
$4,085,141

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Loss before income taxes	$(2,591,736)	$(1,097,988)	$(5,532,171)	$(3,015,615)
Income tax provision	$5,798	$65,282	$121,402	$222,416
Effective income tax rate	0%	-6%	-2%	-7%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and nine months ended March 31, 2024 and 2023, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), and paid or payable to LightPath, its parent company.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2024 and June 30, 2023, our net deferred tax assets are related to the U.S. jurisdiction and we have provided for a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of March 31, 2024 and June 30, 2023 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2024, LPOI and LPOIZ were subject to statutory income tax rates of 25% and 15%, respectively. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $40,000 as of both March 31, 2024 and June 30, 2023. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited condensed consolidated financial statements.

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

9. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At our 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder. At our 2022 Annual Stockholders Meeting, our stockholders authorized an additional 2,100,000 shares of our Class A common stock for issuance pursuant to awards granted thereunder. As of March 31, 2024, 831,943 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and nine months ended March 31, 2024 and 2023, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Stock options	$19,942	$51,956	$81,457	$170,005
RSAs	61,781	52,483	193,090	119,333
RSUs	129,681	194,599	488,711	781,845
Total	$211,404	$299,038	$763,258	$1,071,183

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of approximately $4,000 for each of the nine months ended March 31, 2024 and 2023, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2024 and 2023. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the nine months ended March 31, 2023. For stock options granted in the nine-month period ended March 31, 2024, we estimated the fair value of each stock option as of the date of grant using the following assumptions:

Nine Months Ended March 31, 2024
Weighted-average expected volatility	74.0%
Dividend yields	0%
Weighted-average risk-free interest rate	3.98%
Weighted-average expected term, in years	7.49

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the nine months ended March 31, 2024 is presented below:

	Stock Options			Restricted Stock Units(RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Granted	28,736	$1.74		558,753		225,733
Exercised	(3,000)	$1.38		(252,840)		(142,022)
Cancelled/Forfeited	(1,500)	$1.30		—		(10,127)
March 31, 2024	558,698	$2.02	5.6	1,902,135	1.7	175,317	1.7

Awards exercisable/
vested as of
March 31, 2024	471,816	$1.92	5.2	1,130,428	—	—

Awards unexercisable/
unvested as of
March 31, 2024	86,882	$2.56	7.9	771,707	1.7	175,317	1.7
	558,698			1,902,135		175,317

As of March 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2024 (remaining three months)	15,385	29,486	168,866	213,737
June 30, 2025	44,096	97,612	424,323	566,031
June 30, 2026	10,211	44,689	163,564	218,464
June 30, 2027	6,805	7,500	74,617	88,922
	$76,497	$179,287	$831,370	$1,087,154

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(2,597,534)	$(1,163,270)	$(5,653,573)	$(3,238,031)

Weighted-average common shares outstanding:
Basic number of shares	37,988,770	35,124,095	37,639,464	29,750,138

Effect of dilutive securities:
Options to purchase common stock	-	-	-	-
RSUs and RSAs	-	-	-	-
Diluted number of shares	37,988,770	35,124,095	37,639,464	29,750,138

Loss per common share:
Basic	$(0.07)	$(0.03)	$(0.15)	$(0.11)
Diluted	$(0.07)	$(0.03)	$(0.15)	$(0.11)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Options to purchase common stock	540,123	534,462	536,335	534,462
RSUs and RSAs	1,981,071	2,059,941	1,790,148	2,123,735
	2,521,194	2,594,403	2,326,483	2,658,197

11. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have eleven finance lease agreements entered into during fiscal years 2019, 2023 and 2024 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

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

As most of our operating leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Currently, none of our operating leases include variable lease payments that are dependent on an index or rate. We are responsible for payment of certain real estate taxes, insurance and other expenses on certain of our operating leases. These amounts are generally considered to be variable and are not included in the measurement of the ROU assets and the related lease liabilities. We generally account for non-lease components, such as maintenance, separately from lease components. Our lease agreements do not contain any material residual value guarantees or material restricted covenants. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We received tenant improvement allowances for each of our two leases with respect to our Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balances are being amortized over the corresponding lease terms. In August 2023, we completed the construction of additional tenant improvements within the premises subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of approximately $3.7 million.

The components of lease expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease cost	$238,051	$230,349	$681,726	$646,274
Finance lease cost:
Depreciation of lease assets	23,971	7,299	57,868	75,521
Interest on lease liabilities	9,712	1,956	25,104	5,826
Total finance lease cost	33,683	9,255	82,972	81,347
Total lease cost	$271,734	$239,604	$764,698	$727,621

Supplemental balance sheet information related to the leases was as follows:

	Classification	March 31, 2024	June 30, 2023
Assets:
Operating lease assets	Operating lease assets	$7,164,556	$9,571,604
Finance lease assets	Property and equipment, net(1)	991,507	542,105
Total lease assets		$8,156,063	$10,113,709

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,090,896	$969,890
Finance leases	Finance lease liabilities, current	172,904	103,646

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,315,001	8,393,248
Finance leases	Finance lease liabilities, less current portion	573,130	341,201
Total lease liabilities		$10,151,931	$9,807,985

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $72,000 as of both March 31, 2024 and June 30, 2023.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	9.6
Finance leases	4.2

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	8.0%

Supplemental cash flow information:

	Nine Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$634,033	$772,659
Operating cash used for finance leases	$25,105	$4,242
Financing cash used for finance leases	$87,610	$63,345

Future maturities of lease liabilities were as follows as of March 31, 2024:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2024 (remaining three months)	$57,448	$298,603
June 30, 2025	226,407	1,160,742
June 30, 2026	204,092	1,132,304
June 30, 2027	176,948	1,139,537
June 30, 2028	161,011	1,157,953
Thereafter	57,642	6,759,635
Total future minimum payments	883,548	11,648,774
Less imputed interest	(137,514)	(2,242,877)
Present value of lease liabilities	$746,034	$9,405,897

12. Loans Payable

As of March 31, 2024, loans payable consisted of two equipment loans and the ANBTX Note (as defined below). As of June 30, 2023, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). This loan was paid in full in February 2024 and is no longer outstanding as of March 31, 2024.

Equipment Loans

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which party is also a significant customer, and which the 2020 Equipment Loan was subordinate to the BankUnited Loans (as defined below), and collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%.

In May 2023, ISP Latvia entered into an equipment loan with a third party (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. Through March 31, 2024, ISP Latvia has received two advances under the 2023 Equipment Loan totaling 260,258 EUR (or USD $284,000), the proceeds of which were used to make installment payments to a vendor for equipment to be delivered at a future date. The 2023 Equipment Loan will be payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.69% as of March 31, 2024).

ANBTX Note

In connection with the acquisition of Visimid in July 2023, we executed a promissory note of $150,000 in favor of The American National Bank of Texas (the “ANBTX Note”) which bore interest at a fixed rate of 6.15% and was secured by a certificate of deposit for the same amount. The cash collateral is reflected as Restricted Cash in the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2024. The ANBTX Note was repaid in full on May 2, 2024.

BankUnited Term Loan

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

On May 9, 2023, we entered into the Fifth Amendment to the Loan Agreement dated February 26, 2019 (the “Fifth Amendment”), which further amended the Loan Agreement with BankUnited. In accordance with the Fifth Amendment, the parties agreed to the following terms, among others: (i) BankUnited agreed to release its security interest in the collateral securing the BankUnited Loans other than a cash collateral account maintained at BankUnited, initially in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter, and (ii) certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. The cash collateral is reflected as Restricted Cash in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023.

Financing costs incurred related to the BankUnited Loans were recorded as a discount on debt and amortized over the term. Amortization of approximately $19,000 and $55,700 is included in interest expense for the three and nine months ended March 31, 2023, respectively. There was no amortization for the three and nine-month periods ended March 31, 2024, as all costs were fully amortized in prior periods.

Future maturities of loans payable are as follows:

	Equipment Loans	ANBTX Note	Total
Fiscal year ending:
June 30, 2024 (remaining three months)	$52,521	$150,000	$202,521
June 30, 2025	174,790	—	174,790
June 30, 2026	113,024	—	113,024
June 30, 2027	68,906	—	68,906
After June 30, 2027	40,196	—	40,196
Total payments	$449,437	$150,000	599,437
Less current portion			(323,689)
Non-current portion			$275,748

13. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $629,000 and $607,000 as of March 31, 2024 and June 30, 2023, respectively. We also recognized net foreign currency transaction gains of $12,000 and losses of $79,000 during the three months ended March 31, 2024 and 2023, respectively. During the nine months ended March 31, 2024 and 2023, we recognized net foreign currency transaction gains of $41,000 and losses of $85,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $3.2 million at March 31, 2024. Of this amount, greater than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of March 31, 2024, LPOIZ had approximately $2.0 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2024.

Revenues from and long-lived assets located in foreign countries are as follows:

	Nine Months Ended March 31,
	2024	2023
Revenues:
United States	$13,523,888	$11,296,585
Latvia	—	1,688,316
China	1,177,093	1,985,581
Other European countries	6,317,636	6,413,297
Other Asian countries	1,458,543	1,138,975
Rest of world	614,900	726,474
	$23,092,060	$23,249,228

	March 31, 2024	June 30, 2023
Long-lived assets:
United States	$26,140,980	$23,336,063
Latvia	5,156,342	5,282,596
China	2,858,524	3,157,434
	$34,155,846	$31,776,093

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

We incurred various expenses associated with the investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which include legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the three and nine months ended March 31, 2024 and 2023, respectively, expenses incurred related to the legal proceedings were immaterial. In December 2023, we recovered approximately $190,000 in funds that had been recovered by the Chinese authorities, which is included in Other income in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended March 31, 2024. We expect to incur minimal additional legal fees and consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

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

Impact of Recent Wars

In February 2022, Russian military forces invaded Ukraine. This war has led to sanctions on Russia, which have had some impacts, though temporary, on our supply chain of raw materials. Separately, Israel declared war on Hamas in October 2023. Initially, this resulted in a temporary increase in our sales, as Israel worked to replace electro-optical systems that in some cases use our materials. However, it is possible that this war will also have a negative impact on our business at some point as a result of the economic impact in Israel. In addition to the significant defense related market in Israel, we also serve many commercial related applications and work with commercial companies in Israel, and the business of those customers may be negatively impacted by the war over time. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of either the Russian-Ukraine conflict or the Israel-Hamas war on our financial condition, results of operations or cash flows into the foreseeable future.

15. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay our debt.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of March 31, 2024, we issued 68,041 shares of our Class A common stock pursuant to the at-the-market equity program.

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

Our assemblies and modules product group is comprised of value-added engineered solutions, such as infrared cameras, infrared imaging modules and cores, optical assemblies, thermal imaging assemblies, and collimators. Products in this category are typically designed for specific customer needs and requirements, and are sold into OEMs that further integrate them into their systems. We design, build, and sell cameras and optical assemblies in markets for defense, industrial test and measurement, medical devices, sporting, and communications applications based on our proprietary technologies. Our solutions and assemblies can vary in complexity level from assemblies of lenses that get mounted on a customer’s camera, laser or detector, to complete imaging systems that generate a processed image electronically.

Our engineering services product group represents services we provide pursuant to product development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications utilizing our existing products to fit their particular needs or specifications. The timing and extent of any such product development requests are outside of our control, and the related revenue is recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. As we continue a strategic shift into highly engineered solutions, we expect this product group to grow in a similar way as our assemblies and modules business. Furthermore, as the engineering effort precedes the product revenue, the revenue from this product group is often, but not always, a lead indicator to the revenue in assemblies and modules product group.

We believe these four product groups better align with our strategic direction and will allow us to better track the results of our focus on engineered solution and assemblies.

Growth Strategy

The optics industry is transforming from a fragmented industry with many component manufacturers into a solution-focused industry with the potential for partnerships for solution development and production. Based on the shifts in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty product to being integrated into mainstream industries and applications, we redefined our strategic direction to leverage our strengths and specifically our subject matter expertise in optics, to provide our wide customer base with complete optical and electro-optical solutions, and to become their partner for the optical engine of their systems.

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

Results of Operations

Revenue

Three months ended March 31, 2024, compared to three months ended March 31, 2023

Revenue for the third quarter of fiscal 2024 was approximately $7.7 million, an increase of approximately $0.3 million, or 4%, as compared to approximately $7.4 million in the same quarter of the prior fiscal year, driven by increases in sales of infrared components and engineering services.

Revenue generated by infrared components was approximately $3.6 million in the third quarter of fiscal 2024, an increase of approximately $0.5 million, or 16%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program. Revenue from the visible components product group for the third quarter of fiscal 2024 was $2.7 million, a decrease of approximately $0.4 million, or 13%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense and medical industries. Sales to customers in the telecommunications industry in China also decreased. Revenue from assemblies and modules decreased by 16%, as compared to the same quarter of the prior fiscal year, primarily due to timing of shipments against a multi-year contract with a defense customer. This decrease was partially offset by the addition of Visimid sales of infrared camera cores. Revenue from engineering services increased by $0.4 million, or 211%, for the third quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Nine months ended March 31, 2024, compared to nine months ended March 31, 2023

Revenue for the first nine months of fiscal 2024 was approximately $23.1 million, a decrease of approximately $0.2 million, or 1%, as compared to approximately $23.2 million in the same period of the prior fiscal year, primarily driven by a decrease in sales of visible components, partially offset by increases in sales of infrared components and engineering services.

Revenue generated by infrared components was approximately $11.0 million in the first nine months of fiscal 2024, an increase of approximately $1.4 million, or 15%, as compared to approximately $9.6 million in the same period of the prior fiscal year. The increase in revenue is primarily due to an increase in shipments against an annual contract for an international military program. Revenue from the visible components product group for the first nine months of fiscal 2024 was $8.1 million, a decrease of approximately $2.2 million, or 21%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased. Revenue from assemblies and modules were flat, as compared to the same period of the prior fiscal year, due to a decrease in shipments against a multi-year contract with a defense customer, due to timing, which was offset by the addition of Visimid sales of infrared camera cores. Revenue from engineering services increased by $621,000, or 213%, as compared to the same period of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. The remaining increase is driven by revenue from one of our space-related funded research contracts.

Cost of Sales and Gross Margin

Three months ended March 31, 2024, compared to three months ended March 31, 2023

Gross margin in the third quarter of fiscal 2024 was approximately $1.6 million, a decrease of $0.9 million, or 37%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $6.1 million for the third quarter of fiscal 2024, compared to approximately $4.9 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 21% for the third quarter of fiscal 2024, compared to 34% for the same quarter of the prior fiscal year. The decrease in gross margin as a percentage of revenue is due to two main factors. First, the decrease in visible components sales, offset by an increase in infrared components sales which typically have lower margins than visible components. Second, our quarterly revaluation of inventory resulted in a more significant adjustment for the third quarter of fiscal 2024 than in prior periods. The revaluation was a net write-down of inventory, driven by cost reduction efforts related to material, labor and outside services.

Nine months ended March 31, 2024, compared to nine months ended March 31, 2023

Gross margin in the first nine months of fiscal 2024 was approximately $6.1 million, a decrease of $1.9 million, or 24%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $17.0 million for the first nine months of fiscal 2024, compared to approximately $15.3 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 26% for the first nine months of fiscal 2024, compared to 34% for the same period of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to the decrease in visible components sales, which typically have higher margins than our infrared components product group. Our infrared components product group comprised a greater portion of our sales for the first half of fiscal 2024. In addition, gross margin as a percentage of revenue for the first nine months of fiscal 2024 was unfavorably impacted by the aforementioned revaluation of inventory during the third quarter of fiscal 2024.

Selling, General and Administrative

Three months ended March 31, 2024, compared to three months ended March 31, 2023

SG&A costs were approximately $3.2 million for the third quarter of fiscal 2024, an increase of approximately $412,000, or 15%, as compared to approximately $2.8 million in the same quarter of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in wages, including the addition of employees upon the acquisition of Visimid. We also incurred additional legal and professional fees in the third quarter of fiscal 2024 associated with our rescheduled annual stockholder meeting and previously disclosed Delaware chancery court proceedings.

Nine months ended March 31, 2024, compared to nine months ended March 31, 2023

SG&A costs were approximately $8.7 million for the first nine months of fiscal 2024, an increase of approximately $263,000, or 3%, as compared to approximately $8.4 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in wages, partially offset by a decrease in stock-based compensation. We also incurred approximately $97,000 associated with the acquisition of Visimid, which closed in July 2023, as well as additional legal and professional fees in the third quarter of fiscal 2024 associated with our rescheduled annual stockholder meeting and previously disclosed Delaware chancery court proceedings.

New Product Development

New product development costs were approximately $570,000 in the third quarter of fiscal 2024, an increase of approximately $56,000, or 11%, as compared to the same quarter of the prior fiscal year. For the first nine months of fiscal 2024, new product development costs were $1.8 million, an increase of $288,000 or 19%, as compared to the same period of the prior fiscal year. These increases are primarily due to the addition of engineering personnel as a result of the Visimid acquisition, as well as an increase in materials and outside services utilized for development projects.

Amortization of Intangibles

Amortization of intangibles increased by $153,000 and $357,000 for three and nine months ended March 31, 2024, respectively, due to the amortization of identifiable intangible assets associated with the Visimid acquisition. See Note 3, Acquisition of Visimid, in the unaudited Condensed Consolidated Financial Statements, for further information.

Other Income (Expense)

Interest expense, net, was approximately $37,000 for the third quarter of fiscal 2024, as compared to $77,000 for the same quarter of the prior fiscal year. For the first nine months of fiscal 2024, interest expense was approximately $149,000, as compared to $229,000 for the same period of the prior fiscal year. The decrease in interest expense is primarily due to a decrease in amortization of loan costs, as all loan costs have been fully amortized in prior periods. In February 2024, our largest loan balance was paid in full using the restricted cash that previously secured the loan.

Other income, net, was approximately $29,000 for the third quarter of fiscal 2024, as compared to other expense, net of $61,000 for the same quarter of the prior fiscal year. For the first nine months of fiscal 2024, other income, net, was $234,000, as compared to other expense, net, of $35,000 for the same period of the prior fiscal year. Other income for the first nine months of fiscal 2024 includes a gain of $190,000 for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 14, Contingencies, in the unaudited Condensed Consolidated Financial Statements.

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

Income Taxes

Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company. Income tax expense was approximately $6,000 for the third quarter of fiscal 2024, as compared to $65,000 for the same period of the prior year. The decrease is due to timing of intercompany dividends. During the first nine months of fiscal 2024, income tax expense was approximately $121,000, compared to $222,000 for the same period of the prior fiscal year. The decrease is due to lower taxable income in that jurisdiction.

Net Loss

Net loss for the third quarter of fiscal 2024 was approximately $2.6 million, or $0.07 basic and diluted loss per share, compared to $1.2 million, or $0.03 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $1.4 million for the third quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year, was primarily attributable to the decrease in gross margin, coupled with increased operating expenses, including amortization of intangibles.

Net loss for the first nine months of fiscal 2024 was approximately $5.7 million, or $0.15 basic and diluted loss per share, compared to $3.2 million, or $0.11 basic and diluted loss per share, for the same period of the prior fiscal year. The increase in net loss of approximately $2.4 million for the first nine months of fiscal 2024, as compared to the same period of the prior fiscal year, was primarily attributable to the decrease in revenue and gross margin, coupled with increased operating expenses and partially offset by the aforementioned other income in our Chinese subsidiary.

Weighted-average common shares outstanding were 37,988,770, basic and diluted, in the third quarter of fiscal 2024, compared to 35,124,095, basic and diluted, in the same quarter of fiscal 2023. For the first nine months of fiscal 2024, weighted-average common shares outstanding were 37,639,464, basic and diluted, as compared to 29,750,138, basic and diluted, in the same period of the prior fiscal year. The increase in the weighted-average basic common shares was primarily due to the sale of an aggregate of 9,090,910 shares of Class A common stock pursuant to a public offering which closed on January 17, 2023. The increase is also attributable to the shares of Class A common stock issued in conjunction with the acquisition of Visimid, as well as the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs.

Potential Impact of Economic Conditions and Policies in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. According to the National Bureau of Statistics of China, the annual economic growth rate in China was 6.9% in 2017, 6.8% in 2018, 6.1% in 2019, 2.3% in 2020, 8.1% in 2021, 3% in 2022, and 5.2% in 2023. The annual economic growth rate in 2024 is projected to be 4.6%, although some analysts have indicated that China’s economic growth could be lower. Deteriorating economic conditions in China generally have led to lower demand for the Company’s products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall. A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a material adverse effect on our business and results of operations in future quarters.

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

Liquidity and Capital Resources

As of March 31, 2024, we had working capital of approximately $7.8 million and total cash, cash equivalents and restricted cash of approximately $3.2 million, of which, greater than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of March 31, 2024, LPOIZ had approximately $2.0 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2024.

Loans payable consists of two third-party equipment loans and the ANBTX Note. The BankUnited Term Loan was paid in full as of March 31, 2024. As of March 31, 2024, the outstanding balance on the equipment loans was approximately $449,000, and the outstanding balance on the ANBTX Note was $150,000. The ANBTX Note was repaid in full on May 2, 2024.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of March 31, 2024, we issued 68,041 shares of our Class A common stock pursuant to the at-the-market equity program.

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

Cash Flows – Operating:

Cash provided by operations was approximately $456,000 for the first nine months of fiscal 2024, compared to cash used in operations of approximately $920,000 for the same period of the prior fiscal year.Cash provided by operations for the first nine months of fiscal 2024 was largely driven by decrease in accounts receivable, as sales were higher in the fourth quarter of fiscal 2023 than in each of the first three quarters of fiscal 2024. Cash used in operations in the first nine months of fiscal 2023 reflects a decrease in accounts payable and accrued liabilities during such period resulting from the payment of certain expenses related to previously disclosed events that occurred at our Chinese subsidiaries, which were accrued in prior periods.

Cash Flows – Investing:

During the first nine months of fiscal 2024, we expended approximately $1.9 million in investments in capital equipment, compared to approximately $2.3 million in the same period of the prior fiscal year. We also expended approximately $847,000, net of cash acquired, to acquire Visimid during the first nine months of fiscal 2024, as disclosed in Note 3, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The first nine months of fiscal 2024 also reflects proceeds of approximately $365,000 from sale-leasebacks of equipment. The spending in the first nine months of fiscal 2024 is largely driven by the Orlando Facility expansion. As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. The balance of the tenant improvement costs was $3.7 million. During fiscal 2023, we expended approximately $2.3 million toward this project, and during the first nine months of fiscal 2024, we expended $1.3 million, with the remaining $0.1 million to be expended during the fourth quarter of fiscal 2024. For the first nine months of fiscal 2023, the majority of our capital expenditures were related to the expansion of our infrared coating and lens diamond turning capacity.

Cash Flows – Financings:

Net cash used in financing activities was approximately $2.1 million for the first nine months of fiscal 2024, compared to cash provided by financing activities of approximately $7.5 million in the same period of the prior fiscal year. Cash used in financing activities for the first nine months of fiscal 2024 reflects approximately $2.4 million in principal payments on our loans and finance leases, offset by $143,000 in proceeds from the 2023 Equipment Loan, $98,000 in proceeds from the sale of Class A common stock pursuant to the at-the-market equity program and $40,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash provided by financing activities for the first nine months of fiscal 2023 reflects equity proceeds of $9.2 million from a public offering of Class A common stock, which closed in January 2023, and $40,000 in proceeds from the sale of Class A common stock under the 2014 ESPP, offset by approximately $1.7 million in principal payments on our loans and finance leases.

Contractual Obligations and Commitments

As of March 31, 2024, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first nine months of fiscal 2024 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Sales Backlog

We believe our sales activity has been and continues to be a key indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We evaluate our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria. Generally, a higher total backlog is better for us.

Our total backlog at March 31, 2024 was approximately $22.0 million, a decrease of 17%, as compared to $26.6 million as of March 31, 2023. Compared to the end of fiscal 2023, our total backlog increased by 1% during the first nine months of fiscal 2024. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2023	$ 26,620	50%	-10%
Q4 2023	$ 21,652	22%	-19%
Q1 2024	$ 21,303	-2%	-2%
Q2 2024	$ 21,220	-2%	0%
Q3 2024	$ 21,967	1%	4%

The decrease in backlog during the nine months ended March 31, 2024 as compared to March 31, 2023 is primarily due to shipments against the prior period backlog under several annual and multi-year contract renewals. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters. The reduction in backlog as a result of these shipments during the first nine months of fiscal 2024 were partially offset by the following: (i) a significant contract renewal for advanced infrared optics for a critical international military program, which renewal represented a 40% increase in dollar value as compared to the previous order; and (ii) a significant contract awarded to Visimid by Lockheed Martin in December 2023. In previous years we have typically received a significant contract renewal from our largest customer for infrared products made of Germanium during the second fiscal quarter. However, as previously disclosed we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. As such, in second quarter of fiscal 2024 we did not book our typical annual renewal order for Germanium optics with this customer. Instead, we continue to work with this customer, as well as other customers, to convert their systems to use BlackDiamond optics.

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

The following table sets forth revenue for our four product groups for the three and nine-month periods ended March 31, 2024 and 2023:

	(unaudited)
	Three Months Ended March 31,		Quarter	Nine Months Ended March 31,		Year-to -date
	2024	2023	% Change	2024	2023	% Change
Revenue
Infrared components	$3,638,674	$3,143,718	16%	$11,046,129	$9,623,597	15%
Visible components	2,688,475	3,104,572	-13%	8,055,714	10,248,857	-21%
Assemblies and modules	829,265	986,651	-16%	3,077,987	3,085,256	0%
Engineering services	542,761	174,707	211%	912,230	291,518	213%
Total revenue	$7,699,175	$7,409,648	4%	$23,092,060	$23,249,228	-1%

Three months ended March 31, 2024

Our revenue increased by 4% in the third quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year, driven by increases in sales of infrared components and engineering services.

Revenue generated by the infrared components product group for the third quarter of fiscal 2024 was $3.6 million, an increase of 16%, as compared to same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, including an increase in shipments against an annual contract for an international military program.

Revenue from the visible components product group for the third quarter of fiscal 2024 was $2.7 million, a decrease of 13%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense and medical industries. Sales to customers in the telecommunications industry in China also decreased for the third consecutive quarter, representing less than 1% of our consolidated revenue for the third quarter of fiscal 2024.

Revenue from assemblies and modules decreased by 16% for the third quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to timing of shipments against a multi-year contract with a defense customer. This decrease was partially offset by the addition of Visimid revenue of approximately $241,000.

Revenue from engineering services increased by $0.4 million, or 211%, for the third quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Nine months ended March 31, 2024

Our revenue decreased by 1% in the first nine months of fiscal 2024, as compared to the same period of the prior fiscal year, driven by a decrease in sales of visible components, partially offset by increases in sales of infrared components and engineering services.

Revenue generated by the infrared components product group for the first nine months of fiscal 2024 was $11.0 million, an increase of 15%, as compared to same period of the prior fiscal year. The increase in revenue is primarily due to an increase sales to customers in the defense industry, including an increase in shipments against an annual contract for an international military program. This contract was also renewed during the first quarter of fiscal 2024 for a higher dollar value than the previous contract.

Revenue from the visible components product group for the first nine months of fiscal 2024 was $8.1 million, a decrease of 21%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased by approximately 50%.

Revenue from assemblies and modules were flat for the first nine months of fiscal 2024, as compared to the same period of the prior fiscal year, due to a decrease in shipments against a multi-year contract with a defense customer, due to timing, which was offset by the addition of Visimid revenue of approximately $521,000.

Revenue from engineering services increased by $621,000 for the first nine months of fiscal 2024, as compared to the same period of the prior fiscal year. Approximately $524,000 of this increase is due to the addition of Visimid revenue. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. The remaining increase is driven by revenue from one of our space-related funded research contracts.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and nine months ended March 31, 2024 and 2023:

	(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(2,597,534)	$(1,163,270)	$(5,653,573)	$(3,238,031)
Depreciation and amortization	1,042,850	778,668	2,985,850	2,359,550
Income tax provision	5,798	65,282	121,402	222,416
Interest expense	37,649	77,094	149,048	228,705
EBITDA	$(1,511,237)	$(242,226)	$(2,397,273)	$(427,360)
% of revenue	-20%	-3%	-10%	-2%

Our EBITDA for the quarter ended March 31, 2024 was a loss of approximately $1.5 million, compared to $242,000 for the same quarter of the prior fiscal year. The decrease in EBITDA in the third quarter of fiscal 2024 was primarily attributable to lower sales and gross margin, coupled with increased operating expenses.

Our EBITDA for the nine months ended March 31, 2024 was a loss of approximately $2.4 million, compared to $427,000 for the same period of the prior fiscal year. The decrease in EBITDA in the first nine months of fiscal 2024 was primarily attributable to lower revenue and gross margin, coupled with increased operating expenses and partially offset by the aforementioned other income in our Chinese subsidiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the nine months ended March 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the nine months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	*

104 Cover	Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101	*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 9, 2024	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: May 9, 2024	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

