Form 10-K
period 2024-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2024-09-19
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024 OR

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $46,771,150 as of December 31, 2023.

As of September 16, 2024, the number of shares of the registrant’s Class A Common Stock outstanding was 39,552,737.

LightPath Technologies, Inc.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business.

General

Our Company

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) was incorporated under Delaware law in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation formed in 1985. Today, LightPath is a global company with facilities in the United States, the People’s Republic of China and the Republic of Latvia. Our corporate headquarters is located in Orlando, Florida.

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. While still positioned as a component provider, we expanded our addressable market with the acquisition of ISP, a manufacturer of infrared optical components, in December 2016.

Subsidiaries

LPOI and LPOIZ

In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary, located in Jiading, People’s Republic of China, which was primarily engaged in sales and support functions.

In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s manufacturing facility (the “Zhenjiang Facility”) serves as our manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. Effective February 28, 2023, the legal entities of LPOI and LPOIZ were merged, with LPOIZ as the surviving company and the operations of the two companies were merged.

ISP and ISP Latvia

In December 2016, we acquired ISP Optics Corporation, a New York corporation (“ISP”), and its wholly-owned subsidiary, ISP Optics Latvia, SIA, a limited liability company founded in 1998 under the Laws of the Republic of Latvia (“ISP Latvia”). ISP is a vertically integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. ISP’s manufacturing operation is located at our corporate headquarters facility in Orlando, Florida (the “Orlando Facility”). ISP Latvia is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. ISP Latvia’s manufacturing facility is located in Riga, Latvia (the “Riga Facility”).

Visimid

In July 2023, we acquired Liebert Consulting, LLC, dba Visimid Technologies (“Visimid”), an engineering and design firm, specializing in thermal imaging, night vision and internet of things (“IOT”) applications. Visimid provides design and consulting services for U.S. Department of Defense (“DoD”) contractors, commercial and industrial customers, and original equipment manufacturers (“OEMs”) for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. Visimid’s facility is located in Plano, Texas.

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

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that will transition the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our new strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass (“BlackDiamond”) and proprietary molding technologies, significantly increases our value add to customers. This transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid Technologies, is positioning the Company for significant growth and higher profitability in coming years.

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with technologies that we acquired through the Visimid acquisition such as video processing, infrared camera integration and more. Continually adding differentiating technologies is key to our strategy and we expect to continue to do so both organically and through acquisitions.

Examples of this strategic approach can be found in many of our recent new product lines. We refer to these as LightPath 2.0 and 3.0, as that symbolizes the evolution of the Company. LightPath 2.0 refers to our assemblies and LightPath 3.0 refers to our cameras and related subsystems and systems. Our Mantis camera represents an innovation in imaging in both mid wave and long wave simultaneously, something made possible by our exclusive BlackDiamond materials licensed from the U.S. Naval Research Laboratories (the “NRL”), and which has opened the door into markets such as fire detection and industrial furnace and boiler inspection. The camera system we are developing as a sub system for Lockheed Martin is based on a unique and proprietary imaging technology. There are many other exciting new products and projects currently in development and various stages of testing, all based similarly on key differentiating technologies that we are leveraging to transition from a component company to a solution provider.

The shift in strategy and product offerings also shifts the price range of our product portfolio and indirectly drives growth in and of itself. Historically, as a pure component Company, the average selling prices (“ASPs”) of those products were measured in single dollars or tens of dollars, whereas with the development of our assemblies product line (i.e. LightPath 2.0), ASPs for those products are measured in hundreds of dollars. When we added cameras, subsystems and systems (LightPath 3.0), ASPs for those products are measured in thousands of dollars, and as much as $30,000 for our most advanced and recent version of the Mantis camera. We expect this shift to start favorably impacting our financial results in future periods.

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

During fiscal year 2024, we took several important steps to align the organization to our new strategic direction. Those steps include expanding the footprint of our manufacturing operations in Orlando and consolidating those operations previously in two separate buildings into a single building. With this facility consolidation, we brought together certain operational functions of ISP and LightPath, which had remained separate since the acquisition of ISP in fiscal year 2017. We also right-sized our China operation by consolidating two buildings in Zhenjiang into one and closed a sales office in Shanghai. All of those, coupled with right-sizing the relevant parts of the organization have aligned our structure, systems and organization to our strategic direction and set the stage for significant future growth in the U.S. and Europe.

In the longer term, we have identified capabilities and technologies that could be important differentiators, including, for example, optical detectors and active optical components such as lasers, motion systems, and more. The aggregation of such unique technologies is intended to allow us to differentiate our optical solutions and provide customers with products that are tailored exactly to their needs.

Technologies

We believe that to be the preferred partner to fulfill the photonics needs of our customers, domain expertise and differentiating technologies in photonics are key elements. Optics and photonics require multidisciplinary skills, including physics, mechanical engineering, material sciences, electrical engineering, and chemistry, among others. This is part of what makes using photonics so complicated, and at the same time part of what we see as the opportunity. Knowing what can and cannot be produced, designing the architecture and detailed design of the optical system, including electrical and mechanical interfaces, choosing and executing advanced manufacturing technologies, and delivering both the engineering prototypes that are needed, as well as producing a high volume of goods for the long-term, are all part of the domain expertise required. Additionally, to design the best solution for a customer, we not only need to know what can be produced and how to design it, we also must have unique capabilities that differentiate our solutions. Such technologies allow us to develop solutions and sub systems that outperform other solutions in size, weight, power, and cost.

Along those lines, we continue to focus on developing, acquiring and licensing new, innovative capabilities and technologies in all of our engineering and manufacturing groups, including systems design and testing, optical fabrication of components, material production, optical coatings, and electro mechanical design and production such as the following:

•	Infrared Imaging Technologies. Our optical solutions strategy focuses around infrared imaging. Infrared imaging is a growing market, with technology that is evolving at a fast rate, and in which we have distinct advantages, based on our core technologies. Maintaining a technical leadership in infrared imaging and continually evolving and developing our technologies is key to maintaining, and to continue building and developing, a technical leadership, which translates to better products. While the basis to our infrared technology originally centered around infrared materials and optics, it has become more than that. As we evolve from a pure optics company to an integrator and solution provider, our differentiating technologies are evolving. Those differentiating technologies are often times on a system or application level, rather than at the component or material level. Some of those technologies are gained through acquisitions, such as Visimid, and some through organic growth and investment in internally funded R&D. Recent examples of such system level capabilities include our development of a novel, unique approach to shutterless imaging that we can apply to any microbolometer, development of a technology for early detection of flames and fires using a combination of optical technologies and sophisticated image processing algorithms, and, most recently, our integration of AI accelerator hardware directly into the video pipeline of our cameras. This allows customers to easily implement AI trained models directly into the video pipeline without the need for a GPU with a high power consumption, and without the need for much programming expertise.

•	Optical Assemblies and Testing. As a company moving from optical components to solutions, doing more optical assemblies was a natural first step for us. During the first couple of years of implementing our new strategic direction, our team expanded our optical assemblies business and capabilities considerably. As our reputation in this segment grew, so did the level of complexity of assemblies and sub systems customers request of us. This trend was recently amplified when we began making available our new, exclusive infrared glass materials, which enable customers to design systems that far exceed the performance of existing systems using conventional materials. Often, the new systems requested by customers require us to develop new assembly and testing capabilities. Each such new capability and technique we develop for such projects become another capability and technique we can market and offer to other customers. We expect this will create self-perpetuating development opportunities as our new capabilities and techniques bring in more business that may, again, require continuing development of new techniques.

•	Materials. Materials play an important role in providing design flexibility and allow tradeoffs between optical performance, weight, and performance in varying conditions. Traditionally, infrared applications have only a small number of materials, all of which are crystal based, with Germanium being the most commonly used material. Over the last few years LightPath has been investing in developing and commercializing our BlackDiamond glasses (which are labeled with a “BD” prefix) as alternatives to using Germanium. BD2, our first glass, has been in production for nearly 15 years. BD6, our second glass, and our flagship material, is produced in volume and fielded in multiple products, both commercial and defense related. Additionally, in December 2021 we received an exclusive license from the U.S. government for the Chalcogenide materials that have been developed by the NRL. Following a two-year effort to transition those new materials into production, we began making available for commercial use some of those new materials, starting with the introduction of BDNL-4 in April 2024. Our BlackDiamond materials offer multiple advantages over materials, such as Germanium, that have been traditionally used up until now. Germanium is a key material used in infrared optics. It is estimated that over 67% of the global Germanium supply originates out of China, with Russia being the second largest supplier. Those two countries together control over 90% of the supply of Germanium and Gallium, two critical materials in infrared optics. At the start of the war in Ukraine, all purchases of Germanium from vendors in Russia ceased and the Company has been purchasing Germanium only from vendors in China. In July 2023, China announced export restrictions on those two materials. Those export restrictions have significantly impacted the cost and supply of those materials in the west, with the cost increasing by more than 60%, as of June 2024. Our BlackDiamond materials, which are made in the USA and produced from raw ingredients available from many countries all over the globe, offer an alternative to the use of Germanium in infrared systems. Knowing that our materials are produced domestically and have a secure supply chain has been driving sales growth in our business and in particular in the defense sector. In addition to providing an alternative to the use of Germanium, the new materials we licensed exclusively from the NRL have unique technical advantages compared to traditional materials. One of those advantages is multispectral performance, meaning the glass can be used as an optical material in two or more wavebands in the infrared. While conventionally infrared materials have been used in one band (Silicon used in mid wave band, Germanium in long wave band, etc.), our new BlackDiamond materials cover a very wide range of wavelengths, including all three infrared bands (short wave, mid wave and long wave) and some of the materials also work in the near infrared and even in part of the visible light band. This in turn enables the development of true multispectral systems, ones in which one camera will be able to image in more than one waveband simultaneously. The implications for this are very significant in the defense world, but also in the industrial world where, for example, a large range of temperatures to be measured translates to a need to image in both mid wave and long wave. This is well within the capabilities of our Mantis camera because of its multispectral glass. The second significant advantage our BlackDiamond materials have is their performance is less affected by changes in environmental temperature. Similar to the way materials contract in low temperatures or expand in warm temperatures, the optical properties also change with temperature. Specifically, the refractive index changes with temperature, which is called a thermo-optic coefficient. A material such as Germanium has a high thermo optic coefficient of 400 ppm per change of one degree Celsius. This means that when the temperature changes by 10 degrees, as an example, the lens loses focus and needs to be refocused. Our BlackDiamond materials are carefully engineered to have very low thermo-optic coefficients, so that their optical power (refractive index) almost does not change when the ambient temperature changes. Some materials such as BDNL-4 have a negative thermo optic coefficient, acting as a natural compensator when the temperature changes. Other materials such as BDNL-8 have a thermo optic coefficient that is so close to zero, the standard test equipment cannot even measure it! The combination of providing an alternative to the use of Germanium and Gallium, together with distinct technological advantages, make these materials which we own exclusively, a very desirable and key element in every future infrared system. As described above in Growth Strategy, we take these unique advantages and leverage them to become not only the supplier of choice, but also to be producer of the subsystems and complete imaging solutions, a much larger part of the system then we previously had as a component manufacturer. The importance of those materials, both from a supply chain liability perspective as well as from a technology leadership perspective has led to some significant collaborations and efforts together with various governmental groups, and in particular with the U.S. DoD. As announced on several separate occasions, LightPath has received funded development contracts from the U.S. DoD, the Defense Logistics Agency, the European Space Agency, and the U.S. Army, among others. Those fundings are all aimed at accelerating the qualification of the materials for use in their respective applications. We continue to develop those technical capabilities and materials, both using internal funding and federal funding. We expect infrared materials to continue to be an important technology in our portfolio

•	High precision molded lenses. Historically, precision molding of lenses is the key technology we have built upon. Precision molding of optics is a unique technology that is well suited for both high volume production of optical components, as well as production of optics with unique shapes, which otherwise would require a very lengthy and complex process to individually polish each lens to shape. Precision molded optics (“PMOs”) is a technology in which we continuously invest to pursue advancements in what materials can be molded and the shapes and sizes of the optics we can mold. Although there are several other competitors that can mold optical elements, we have an established leadership position in this area as the original developer of the technology, and we believe we are the preferred vendor for the most complex, high-end projects of many of our customers. Some recent advancements we have made in precision molded optics include molding of non-symmetric shapes such as freeform optical components, and qualifying new materials for availability as moldable materials.

•	Traditional polishing and diamond turned optics. Our capabilities include a wide range of traditional fabrication processes. These include CNC (computer numerical control) grinding and polishing of optical elements, traditional grinding and polishing of lenses, and diamond turning of infrared materials.

•	Optical coatings. Thin film coatings are designed to reduce losses and protect the optical material, which are a key part of any optical system. Through our recent investments, we have the ability to coat lenses in all of our facilities, providing efficient, high quality antireflective coatings, as well as reflective and protective coatings. Our coating facilities employ both physical vapor deposition techniques as well as chemical vapor deposition techniques. In addition to our library of dozens of standard coatings, our coating engineers often design coatings specific for an application, optimizing the performance of the system for a specific customer use. One of our most known advanced coatings is Diamond Like Carbon, which provides materials such as chalcogenide glass significant environmental protection. This coating is currently available only at a small number of vendors, and is an example of a capability that we believe gives us a competitive advantage by allowing us to design better optical solutions.

New Product Development

Consistent with our strategic plan, we have focused our development efforts in fiscal years 2023 and 2024 on products, technologies and capabilities that allow us to provide better solutions using the most optimal technology for each customer and with alignment to customer product lifecycle. Different from years past, in 2024 most of our development efforts were either directly funded by customers, or largely overlapped with programs already being funded by customers. Such funding sometimes takes place as direct funding, such as through the Defense Logistics Agency or other governmental awards to support development of specific technology of interest, or funding for product development that also generates intellectual property and know-how. In 2024, much of our development efforts were directed around camera technology. We have been developing new versions of existing cameras such as a version of our Mantis, including one which is used for furnace inspection and a version for long range detection, among others. We also developed new camera products while working closely with Maris-Tech in Israel to integrate an AI accelerator hardware into our camera pipeline. This AI accelerator made by Hailo (also in Israel), will enable our customers to easily deploy their own flavor of AI directly in the camera (true edge implementation, which we named EdgeIR).

In parallel to these new technologies we continue to invest in our core, classic technologies of materials and optical fabrication. In 2024, we formally announced availability of the first of our new materials licensed from the NRL, BDNL-4. BDNL-4 is unique because it has a negative thermo-optic coefficient, an attribute that is key in a-thermalization of optical systems. These new materials have already landed us a new, exclusive new project for an airborne system, which, like the Lockheed Martin project, has the potential of leading to recurring annual revenue of $10 million or greater.

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

We incurred expenditures for new product development of approximately $2.4 million and $2.1 million during fiscal years 2024 and 2023, respectively.

In some cases, our product and technology development is supported through billing of engineering services, such as non-recurring engineering (“NRE”) fees. In other cases, we receive external funding, such as our previously announced funding from Space Florida’s Space Foundation and Israel’s Ministry of Science, and the U.S. DoD (via the Defense Logistics Agency). Our efforts are self-funded in all other cases.

As part of our product development and research and development efforts, we have numerous employees with engineering and related advanced degrees located in our facilities in the U.S., China and Latvia. Our facilities in Orlando, Florida, Plano, Texas, and Zhenjiang, China are located in or near industrial technology campuses with substantial access to optical industry constituencies, including a major university. This enables us and our staff to remain on the cutting edge of industry design trends and to enter into collaborative engagements.

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

Infrared Components Product Group. Our infrared product group is comprised of both molded and turned infrared lenses and assemblies using a variety of infrared glass materials. This product group also includes both conventional and CNC ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

We offer germanium, silicon or zinc selenide aspheres and spherical lenses, which are manufactured by diamond turning. This manufacturing technique allows us to offer larger lens sizes and the ability to use other optical materials that cannot be effectively molded. Our numerous manufacturing capabilities allow us to meet complex optical challenges that demand more exotic optical substrate materials that are non-moldable, as well as larger size optics.

We also have the ability to manufacture chalcogenide glass from which we produce infrared lenses. We developed this glass and melt it internally to produce our BlackDiamond glass, which has been trademarked, and is marketed as BD6. Historically, the majority of our thermal imaging products have been germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which we expect will benefit the cost structure of some of our current infrared products and allow us to expand our product offerings in response to the markets’ increasing requirement for low-cost infrared optics applications. During fiscal year 2024, we also formally announced availability of the first of our new materials licensed from the NRL, BDNL-4. BDNL-4 is unique because it has a negative thermo-optic coefficient, an attribute that is key in a-thermalization of optical systems.

We have the capability to manufacture lenses from very small (with diameters of sub-millimeter) to over 300 millimeters, and with focal lengths from approximately 0.4 millimeters to over 2000 millimeters, utilizing our various manufacturing methods. In addition, we offer both catalog and custom designed infrared optics.

Overall, we anticipate moderate growth for our infrared components, particularly as our germanium alternatives continue to be adopted into new applications and designs. This product group also supports our assemblies and modules product group.

Visible Components Product Group.  Aspheric lenses are known for their optimal performance. Aspheric lenses simplify and shrink optical systems by replacing several conventional lenses. However, aspheric lenses can be difficult and costly to machine. Our glass molding technology enables the production of both low and high volumes of aspheric optics, while still maintaining the highest quality at an affordable price. Molding is the most consistent and economical way to produce aspheres and we have perfected this method to offer the most precise molded aspheric lenses available.

Assemblies and Modules Product Group. Our assemblies and modules product group is comprised of other value-added products, including both infrared and visible components, such as mounted lenses, optical assemblies, collimator assemblies, and other custom specialty optics. Collimator assemblies are utilized in applications involving light detection and ranging (“LIDAR”) technology for advanced driver assistance systems and autonomous vehicles, such as forklifts and other automated warehouse equipment. This continues to be an emerging market with long-term growth potential for us. We also expect growth from medical programs and commercial optical sub-assemblies. We design, build, and sell optical assemblies in markets for test and measurement, medical devices, military, industrial, and communications based on our proprietary technologies.

Infrared systems, which include thermal imaging cameras, temperature sensing, gas sensing devices, spectrometers, night vision systems, automotive driver awareness systems, such as blind spot detection, thermal weapon sights, and infrared counter measure systems, is an area that is growing rapidly and we are selling products that are utilized in a number of these applications. As infrared imaging systems become widely available, market demand will increase as the cost of components decreases. Our aspheric molding process is an enabling technology for the cost reduction and commercialization of infrared imaging systems utilizing smaller lenses because the aspheric shape of our lenses enables system designers to reduce the lens element in a system and provide similar performance at a lower cost. In addition, there is a trend toward utilizing smaller size sensors in these devices which require smaller size lenses and that fits well with our molding technology. Many of our optical assemblies consist of several products that we manufacture.

Engineering Services Product Group. We develop products pursuant to development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications utilizing our existing products to fit their particular needs or specifications. The purpose of those engineering services that we offer is not only to provide purely engineering services for a customer, but also to engineer new products which we later manufacture for the customer. The timing and extent of any such product development requests are unpredictable and outside of our control.

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

Sales Model & Structure.  To align the organization to better serve our new solution strategy and for accountability of our key corporate objectives, we have made organizational changes designed to ensure customer satisfaction and operational efficiency. Our organizational structure includes a technical project management function that enables the close coordination of supply with demand to help us leverage our core offerings and coordinate our engineering development efforts that will leverage and expand our portfolio of capabilities. We have recently incorporated our product management function within our go-to-market team to provide both internal and external support for growth of our thermal imaging product solutions portfolio. We have also transitioned from a business unit focus to a unified global direct sales team that promotes the overall company portfolio and is standardized on a problem solving, needs analysis process.

Sales Team & Channel.  We have aligned our sales engineering efforts to be account based and application focused. We have taken a more proactive approach to our direct selling efforts to increase our customer engagement and allow for expansion of our solutions within current customers by expanding relationships. We continue to enhance our website (www.lightpath.com), social media presence, email communications and our position as thought leaders in both optics and thermal imaging through these platforms.

Trade Shows. We display our standard products, promote new innovative offerings and meet with industry influencers at a number of conferences each year throughout North America, Europe and Asia. So far in 2024, we have participated in the SHOT Show in Las Vegas, the largest professional event for the sport shooting, hunting and outdoor industry in North America; SPIE Photonics West in San Francisco; SPIE DCS, AUVSI Xponential which promotes emerging technologies supporting autonomous vehicles, drones and robotics; and numerous other conferences in the EU as well as Asia. These trade shows provide us an opportunity to further expand our brand, network to enhance business relationships and gain valuable insight into technology trends in our target markets. As we continue our efforts to be viewed as a solutions provider and thought leader in the industries we serve, we continue to participate in these events, exhibiting and educating our current and potential customers.

Competition

The markets in which we compete are highly competitive and highly fragmented in their needs. We compete with manufacturers of conventional spherical lenses and optical components, providers of aspheric lenses and optical components, and producers of optical quality glass. In addition, we compete with providers of thermal imaging products that produce their own optical components and sensors.

While the global market for component supply is fragmented and highly competitive, we strive to maintain advantages through our unique technologies that often build on our leadership in precision molded optics, as well as our vertical integration in infrared optics, from raw materials through assemblies and engineered solutions, which can also contain sensors and electronics.

Pricing is currently challenging due to the fluctuating cost of raw materials that have generally been used to produce optical components such as germanium (Ge). Our BlackDiamond materials offer supply chain risk mitigation as well as a price consistency alternative to both our customers and some of our competitors, allowing us to provide solutions to customers from raw materials to fully customized solutions.

Our size and scale allow us to address many opportunities that some of our much larger competitors are choosing to ignore. Many of our competitors are companies of much larger size and scale, and prefer to produce products in massive quantities, whereas our capabilities allow us to address underserved markets that our larger competitors routinely abandon.

Engineered Solutions and Assemblies and Modules Product Groups.

As described earlier in regards to product groups, our engineering services and assemblies and modules product groups are tied together, such that one (engineering services) mostly feeds the other group (assemblies and modules). As such, the competition for the two groups are also tied together and we will therefore address both groups together.

In those two product groups, we see three distinct types of competition. The first is direct competitors, i.e. companies like us that offer the ability to design from scratch, or modify an existing design of a sub-system or system, and deliver it all the way to production and recurring production deliveries. Currently, we do not see much of such competition. Some companies offer such services and the ability to deliver those designed units in production volumes, yet lack the breadth of knowledge and capabilities we have, both on the design side as well as the manufacturing. We are able to leverage our vertical integration and detailed design on all aspects of the camera or assembly.

The second type of competition we see is standard products, which can be available to the customer without any customization. Such products are available from many vendors, including those that offer a large catalog of standard assemblies, those that offer standard cameras with no customization, and others. In standard products, the competition is very different, and customers must even compromise on performance, or adjust their system requirements to use a standard off the shelf product. Since customers are always looking to improve their products vis a vis competition, and to push the limits and boundaries of performance, compromising for an off the shelf product is not a fit for such customers. When customers look to use an off the shelf standard product versus a customized or modified product, they will often times compromise on size, weight, technical performance such as detection range, and power consumption. Though for some customers those are acceptable compromises, we do not see this as a major competition or risk to our business model, as the market keeps demanding better performance in every aspect, which cannot easily be achieved with standard products alone.

The third type of competition we see within this product group is internal, within the customer’s organization. Depending on the organization and context, there are situations where customers would look internally to their engineering groups, or other departments in their organization to design and build an optical system. This approach was prevalent up until a few years ago, when many organizations still tried to do everything in house, including optical design and manufacturing. In some organizations, and primarily some defense primes, this still exists. However, as technology evolves, and as the customer base expands to include more customers who do not view optics as part of their core capabilities and know-how, more and more companies abandon the approach of designing everything in-house, and thus the internal type of competition is in decline.

Infrared Components Product Group.  Our infrared optical components compete with optical products produced by Janos Technology LLC, Ophir Optronics Solutions Ltd. (a subsidiary of MKS Instruments, Inc.), Clear Align, II-VI, Inc. and a variety of Eastern European and Asian manufacturers. Infrared optical components can be produced using several techniques. Historically, infrared optical components were produced only using traditional fabrication technologies, which later changed when diamond turning was introduced (a form of advanced CNC for optical materials), and most recently, with the adoption of synthetic chalcogenide glass, we began to precision mold infrared optical components, by leveraging our years of leadership and expertise in precision molding. Being synthetically produced, chalcogenide glass, such as our proprietary BD6 material, has an inherently lower cost than crystalline materials such as germanium. Additionally, glass such as our BD6 material provides further advantages, including a-thermal behavior, lower weight, and an ability to produce high-volumes through precision molding, something traditional infrared materials cannot achieve due to their crystal structure. In addition to molding lenses directly into finished form, we also developed and patented a process to mold large optical elements into near net shape, which offers a significant cost savings for components that cannot be produced directly from molding. All of this is related in part to our choice to vertically integrate, and produce our own chalcogenide glass, positioning us to create more technical advantages for our customers, by leveraging and optimizing our glass manufacturing to produce unique materials and better overall system performance.

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

Visible Components Product Group. Our PMO products compete with conventional lenses and optical components manufactured from companies such as Asia Optical Co., Inc., Anteryon BV, Rochester Precision Optics, and Sunny Optical Technology (Group) Company Limited. Aspheric lens system manufacturers include Panasonic Corporation, Alps Electric Co., Ltd., Hoya Corporation, as well as other competitors from China and Taiwan, such as E-Pin Optical Industry Co., Ltd., and Kinik Company.

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

Manufacturing

Facilities. Our manufacturing is largely performed in our combined 58,500 square feet of production facilities in Orlando, Florida, in LPOIZ’s combined 55,000 square feet of production facilities in Zhenjiang, China, and in ISP Latvia’s 29,000 square feet of production facilities in Riga, Latvia. Effective June 1, 2024, LPOIZ reduced its facility to 39.500 square feet.

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

Suppliers.  We utilize a number of glass compositions in manufacturing our molded glass aspheres and lens array products. These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company Ltd., Ohara Corporation, and Sumita Optical Glass, Inc. Base optical materials, used in both infrared glass and collimator products, are manufactured and supplied by a number of optical and glass manufacturers. We utilize major infrared material suppliers located around the globe for a broad spectrum of infrared crystal and glass. The development of our manufacturing capability for BD6 glass and other germanium alternatives provides a low-cost internal source for infrared glass. We believe that a satisfactory supply of such production materials will continue to be available, at reasonable or, in some cases, increased prices, although there can be no assurance in this regard.

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

We are aggressively pursuing patents for new products that provide new features, capabilities or other advantages to our customers. Over the past two years we have filed 6 new patent applications. The first filing uses a midwave thermal imaging camera with relay optics and a risley prism scanner for inspection of boilers and furnaces. The risley prism scanner gives the system the ability to steer the image area within the furnace. The second filing uses an uncooled broadband camera for flame detection coupled with detection of humans or other low temperature signals within the overall imaging area. The third filing is for an optical element formed from a moldable material, with a transparent layer of a different material applied to the optical surface for use in resistive heating of the element. This can be used to provide heating on an optic for de-icing or de-fogging. The fourth filing combines LWIR Imaging with an extended short wavelength infrared (“eSWIR”) light source to allow for IR imaging and illumination in the same image using a single detector. The fifth filing is for a single camera that can detect a signaling laser such as a beacon in one wavelength, while imaging the heat emitted from objects in another waveband. The sixth is for directed shutterless calibration by using pulsed infrared sources that can illuminate all pixels in the focal plane array with short pulses of light, which can then be used for non-uniformity correction.

We own several registered and unregistered service marks and trademarks (collectively, “marks”) that are used in the marketing and sale of our products. The following table sets forth our registered and unregistered marks, and denotes whether each mark is registered, the country in which the mark is filed, and the renewal date for such mark.

Mark	Type	Registered	Country	Renewal Date
LightPath®	Service mark	Yes	United States	Pending
GRADIUM™	Trademark	Yes	United States	April 29, 2027
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	Service mark	Yes	People’s Republic of China	September 13, 2025
ISP Optics®	Trademark	Yes	United States	February 12, 2025

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

Major Customers

In fiscal year 2024, we had sales to three customers that comprised an aggregate of approximately 25% of our annual revenue with one customer at 12% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2023, we had sales to three customers that comprised an aggregate of approximately 24% of our annual revenue with one customer at 11% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. However, the largest customer for fiscal year 2024 was not among the three largest for fiscal year 2023, which demonstrates that our customer concentration is not static. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal year 2024, 39% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2023, 50% of our net revenue was derived from sales outside of the U.S., with 93% of our foreign sales derived from customers in Europe and Asia

Employees

Our employees are critical in providing our customers the most innovative optic products. We employ a diverse group of people with different backgrounds, cultures, education and experience to move the Company and our strategic plan forward. As of June 30, 2024, we had 316 employees globally, including 304 full-time and 12 part-time employees, with 99 full-time employees in the U.S., 102 full-time employees located in Riga, Latvia, and 101 full-time employees located in Zhenjiang, China. We have used and will continue utilizing part-time support, including interns, temporary employment agencies, and outside consultants, as required from time to time. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal year 2025.

Compensation and Benefits

LightPath offers competitive compensation and benefit packages are designed to meet the short-term and long-term needs of our employees and their families. These benefits include but are not limited to a 401(k) Plan with company match, flexible spending and health savings accounts, short-term incentive programs, healthcare benefits, and employee assistance program.

Recruitment

Sourcing and hiring top talent is part of our success. Using different sources and partnerships to connect with talent has been crucial. LightPath uses regional, industry and internal metrics to ensure we are staying competitive in the market.

Diversity and Inclusion Initiatives

LightPath is committed to being a diverse and equal opportunity employer. We strive to create a diverse and inclusive workplace. As a global company, we celebrate diversity. All employment decisions are based on business need, basis of qualifications, performance and merit.

Employee Training

Employees start training on the first day of employment. Depending on their new position, initial training can take up to six months. All employees are given basic safety training for fire, hazardous materials, first aid, physical lifting, and accident prevention. As changes are made to processes and new products are introduced, training is imperative. All electronic training programs are assigned through a labor management system and completion records are maintained within the same system.

Available Information

We maintain a website with the address www.lightpath.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports and amendments to these reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in a timely manner after we provide them.

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

Risks Related to Our Business and Financial Results

We have a history of losses.  We reported net losses of $8.0 million, $4.0 million, $3.5 million and $3.2 million for fiscal years 2024, 2023, 2022 and 2021, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $215.8 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products, with a focus on engineered solutions, and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers.  In fiscal year 2024, 39% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2023, 50% of our net revenue was derived from sales outside of the U.S., with 93% of our foreign sales derived from customers in Europe and Asia. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to the following risks, among others:

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

Russia’s ongoing conflict with Ukraine may continue to disrupt our supply chain. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict. Although we have no direct operations in Russia or Ukraine, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy, including the imposition of sanctions, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, increase in energy costs, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight, and labor, and uncertainty about economic and global stability. Historically, we have sourced Germanium from suppliers located in Russia and China. At the start of the Russia\Ukraine conflict we had ceased all purchases of Germanium from vendors in Russia and instead have been purchasing Germanium from vendors in China. On July 4, 2023 China announced its intentions to impose some export restrictions on Germanium, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium has been disrupted, though not completely stopped. As a purchaser of Germanium, we are mostly able to purchase the Germanium we need, though the availability of it and ability to receive export licenses varies between vendors. From our customers we know that some of them are able to import Germanium from China, while some get refused for a license. Yet, even those that are able to receive a license experience material lead times that are significantly prolonged because of the process to get a license, and prices that as of August 2024, were 60% higher than the same time last year. We cannot provide any assurances that we will be able to obtain adequate supplies in the future or, if adequate supplies are available, that the timing or costs of obtaining such raw materials will be acceptable to us. Further, some of our major customers in Europe may be directly impacted by the Russian-Ukraine conflict, which could impact the amount and frequency of orders they place with us, as well as impact the timing and ability to pay for products ordered from us. Any material impacts to our customers could have a material adverse effect on our business and operating results.

We depend on single or limited source suppliers for some of the key materials or process steps in our products, making us susceptible to supply shortages, poor performance, or price fluctuations.  We currently purchase several key materials (including Germanium) or have outside vendors perform process steps, such as lens coatings, used in or during the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials or services in a timely manner in the future, or we could experience delays as a result of evaluating and testing the products or services of potential alternative suppliers. The economic decline in China may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. The economic decline in China has also increased the risk of bankruptcy for suppliers with operations in China and has led to higher manufacturing costs for us and the need to identify alternate suppliers. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials or services, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, thereby negatively affecting our business, financial condition, and results of operation.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.  We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In fiscal years 2024 and 2023, we recognized net gains of approximately $73,000 and losses of $37,000 on foreign currency transactions, respectively. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues. In fiscal year 2024, we had sales to three customers that comprised an aggregate of approximately 25% of our annual revenue, with one customer at 12% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2023, we had sales to three customers that comprised an aggregate of approximately 24% of our annual revenue, with one customer at 11% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. Our current strategy of providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long-term basis, create value to our customers, and capture that value through the long-term supply relationships we develop. However, the loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

A significant portion of our cash is generated and held outside of the U.S.  The risks of maintaining significant cash abroad could adversely affect our cash flows and financial results.  During fiscal year 2024, greater than 25% of our cash was held abroad. Historically, we generally considered unremitted earnings of our subsidiaries operating outside of the U.S. to be indefinitely reinvested. During fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us. Remaining cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Certain countries, such as China, have monetary laws that limit our ability to utilize cash resources in China for operations in other countries. Before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of its registered capital. As of June 30, 2024, LPOIZ had approximately $1.6 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2024. LPOI did not have any earnings available for repatriation as of the date of the merger with LPOIZ. This limitation may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Further, since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses and/or require cash that is held in international accounts for use in our operations based in the U.S., a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business and financial results.

We will likely need additional capital to sustain our operations in the future and to repay indebtedness.  We have limited capital resources. Our operations have historically been largely funded from the proceeds of equity financings and cash flow from operations along with a minimal level of debt financing. We will likely need to raise additional financing to repay our outstanding indebtedness of approximately $4.2 million, as of August 2024, and to fund our current level of operations as well as our strategic plan. Additional financing will be required in order for us to take advantage of acquisition opportunities that we may identify. Such financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

Our stock price may fluctuate widely. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. Also, any information concerning the Company, including projections of future operating results could in the future contribute to volatility in the market price of the Company’s common stock.

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

Our Chinese subsidiary, LPOIZ (and formerly LPOI), generally executes legal documents with corporate chops. One or more of our corporate chops may be used to, among other things, execute commercial sales or purchase contracts, procurement contracts and office leases, open bank accounts, issue checks and to issue invoices. We have controls in place over access to and use of the chops. However, we cannot assure you that unauthorized access to or use of those chops can be prevented. Our designated employees who hold the corporate chops could abuse their authority by, for example, binding us to contracts against our interests or intentions, which could result in economic harm, disruption or our operations or other damages to them as a result of any contractual obligations, or resulting disputes, that might arise. If the party contracting with us asserted that we did not act in good faith under such circumstances, then we could incur costs to nullify such contracts. Such corporate or legal action could involve significant time and resources, while distracting management from our operations. In addition, we may not be able to recover corporate assets that are sold or transferred out of our control in the event of such a misappropriation if a transferee relies on the apparent authority of the representative and acts in good faith.

If a designated employee uses a chop in an effort to obtain control over our Chinese subsidiary, we would need to take legal action to seek the return of the applicable chop(s), apply for a new chop(s) with the relevant authorities, or otherwise seek legal redress for the violation of their duties. During any period where we lose effective control of the corporate activities of our Chinese subsidiary as a result of such misuse or misappropriation, the business activities of the affected entity could be disrupted, and we could lose the economic benefits of that aspect of our business. To the extent those chops are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of this entity could be severely and adversely compromised, and the operations of this entity could be significantly and adversely impacted.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. In fiscal year 2024, sales of infrared components represented approximately 44% of our net revenues, sales of visible components represented approximately 33% of our net revenues, sales of assemblies and modules represented 14% of our revenues, and engineering services represented 6% of our revenues. In the future, we expect growth primarily from our assemblies and modules and engineering services product groups, the vertical integration of which will be supported by the infrared components product group. Continued and expanding market acceptance of these products, particularly infrared products based on our proprietary chalcogenide materials (Germanium alternatives), is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida; Riga, Latvia; and Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility is subject to a lease that expires March 31, 2034. The Riga Facility is subject to two leases which expire in December 2030, and the Zhenjiang Facility is subject to one lease that expires in December 2024. We intend to renew the lease for the Zhenjiang Facility for at least a one-year term. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do have a business continuity and recovery plan for our facilities however, we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Risks Related to Our Intellectual Property

If we are unable to protect and enforce our intellectual property rights, we may be unable to compete effectively. We believe that our intellectual property rights are important to our success and our competitive position, and we rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights in the United States and internationally. Although we have devoted substantial resources to the establishment and protection of our intellectual property rights, the actions taken by us may be inadequate to prevent imitation or improper use of our products by others or to prevent others from claiming violations of their intellectual property rights by us.

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

Data breach and breakdown of information and communication technologies. In the course of our business, we collect and store sensitive data, including intellectual property. We could be subject to service outages or breaches of security systems which may result in disruption, unauthorized access, misappropriation, or corruption of this information. We rely on our information technology systems to effectively manage our operational and financial functions. We increasingly rely on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property, other sensitive information or cash or may be the result of unintentional events. Like most companies, our information technology systems may be vulnerable to interruption due to a variety of events beyond our control, including, but not limited to, physical or electronic break-ins, vendor service outages, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. We have technology security initiatives and data recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that our operations are not disrupted. We have insurance coverage for cyber liability, but there can be no assurances that the amount of coverage will be adequate or that insurance proceeds will be available for a particular claim.

Although we have not experienced an incident, potential consequences of a material cyber incident include damage to our reputation, litigation, system disruptions, shutdowns, unauthorized disclosure of confidential information, and increased cyber security protection and remediation costs. Such consequences could materially and adversely affect our results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have established and implemented a comprehensive cybersecurity risk management program aimed at safeguarding the confidentiality, integrity, and availability of our critical information technology (“IT”) systems and sensitive information.

Our cybersecurity risk management program is fully integrated within our broader enterprise risk management framework, leveraging consistent methodologies, incident reporting channels, and governance processes. These approaches are used not only for cybersecurity risks but also for managing other areas of risk, including legal, compliance, strategic, operational, and financial. The program is continuously assessed and refined, using the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) as a guiding tool to identify, prioritize, and manage cybersecurity risks that could significantly affect our operations, financial performance, or business objectives.

Key components of our cybersecurity risk management program include:

•	Cybersecurity Incident Response Plan (“CIRP”): Our CIRP ensures we are prepared to respond to, report, and remediate any cybersecurity incidents effectively. Led by the Chief Information Officer (“CIO”), our corporate compliance and risk management team manages all aspects of incident response. For significant incidents, additional third-party resources would be mobilized to mitigate impact on the business.

•	Continuous Vulnerability Management: We continuously monitor our IT networks and legacy systems to identify threats that may adversely affect critical systems and information, ensuring that our broader IT environment remains secure.

•	Third-Party Cybersecurity Consultants: We engage trusted third-party cybersecurity experts to enhance our security posture, perform assessments, and provide strategic guidance, ensuring continuous improvement in our cybersecurity approach.

•	Cybersecurity Awareness Training: Employees, incident response teams, and senior management undergo regular training to ensure awareness of evolving cybersecurity threats and the appropriate responses.

•	Risk Management for Third-Party Providers: We conduct due diligence when selecting and periodically reviewing third-party service providers, suppliers, and vendors to ensure they comply with necessary cybersecurity standards.

Cybersecurity Governance

Our executive team and Board of Directors are actively involved in overseeing cybersecurity risks. The executive team and the CIO oversee the Company's information security efforts and cybersecurity governance. This team regularly reviews our cybersecurity posture and any significant incidents that have occurred.

The management of our cybersecurity risks is led by the CIO and the executive team who bring over 35 years of combined experience in cybersecurity, IT, and risk management. This team is responsible for the overall cybersecurity risk management program, collaborating with internal teams, external consultants, and cross-functional divisions. Their efforts are supported by threat intelligence from various sources, and they regularly benchmark our security practices against the NIST CSF.

Our CIO reports regularly to the executive team, providing updates on cybersecurity strategies, current threats, and long-term planning. Additionally, the CIO provides an annual cybersecurity update, presenting an overview of significant cybersecurity risks and their potential impact on internal controls.

In the event of a significant cybersecurity incident that escalates to a corporate crisis, the executive team and the Board will be engaged in alignment with the corporate compliance and risk protocols.

While LightPath Technologies faces various cybersecurity threats as part of routine operations, no risks have been identified to date that could materially impact the company’s operations, strategy, financial condition, or overall business performance.

Item 2.  Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters are located in Orlando, Florida and our manufacturing facilities are primarily located in Zhenjiang, China and Riga, Latvia. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2024:

Location	Square Feet	Commitment and Use
Orlando, Florida	58,500	Leased; 2 suites used for corporate headquarters offices, manufacturing, and research and development
Riga, Latvia	29,000	Leased; 3 suites used for administrative offices and manufacturing
Zhenjiang, China	39,500	Leased; 1 building used for manufacturing

Our territorial sales personnel maintain an office from their homes to serve their geographical territories.

For additional information regarding our facilities, please see Item 1. Business in this Annual Report on Form 10-K. For additional information regarding leases, see Note 13, Leases, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal actions arising in the normal course of business. We currently have no material legal proceeding to which we are a party to or to which our properties are subject to and, to the best of our knowledge, no material adverse legal activity is anticipated or threatened.

Item 4. Mine Safety Disclosures.

Not Applicable.

Information About Our Executive Officers

Our executive officers are elected by the Board of Directors and serve until their successors are elected and qualified, subject to removal by the Board at any time. The following are the names, ages and current positions of our executive officers.

Name	Age	Position	Years as an Officer
Shmuel Rubin	50	President & Chief Executive Officer	4
Albert Miranda	57	Chief Financial Officer	3

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is traded on the Nasdaq Capital Market under the symbol “LPTH”.

Holders

As of September 9, 2024, we estimate there were approximately 206 holders of record and approximately 10,293 street name holders of our Class A common stock.

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

Issuer Purchases of Equity Securities

During the year ended June 30, 2024 there were no repurchases of the Company’s Class A common stock by the Company.

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

We incurred various expenses associated with our investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the years ended June 30, 2024 and 2023, expenses incurred related to the legal proceedings were immaterial. Such expenses were recorded as “Selling, general and administrative” expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). In December 2023, the Company recovered approximately $190,000 in funds that had been recovered by the Chinese authorities, which is included in Other income in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended June 30, 2024. We do not expect to incur additional legal fees or consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

Knowing that employee transitions in international subsidiaries can lead to lengthy and expensive legal proceedings that can interrupt the subsidiary’s ability to operate, we chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI did not immediately pay the severance payments and disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China will determine that our subsidiaries would ultimately be obligated to pay these amounts, we have accrued for these payments as of June 30, 2021. As of June 30, 2022, approximately $430,000 remained accrued. The Chinese Labor Court ruled in favor of the former employees, as expected, and these severance payments were paid out during the first half of fiscal year 2023.

We have transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on their ability to operate. We have not experienced any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2024 compared to the Fiscal Year Ended June 30, 2023:

Revenue.

Revenue for fiscal year 2024 was approximately $31.7 million, a decrease of 4%, as compared to $32.9 million in fiscal year 2023. Revenue generated by the infrared components product group was approximately $14.1 million in fiscal year 2024, a decrease of 2%, as compared to the prior fiscal year. The decrease in revenue is related to a decrease in shipments against a germanium-based annual contract that was not renewed, which decrease was mostly offset by an increase in shipments against an annual contract for an international military program.

Revenue generated by the visible components product group was approximately $11.2 million for fiscal year 2024, a decrease of 16%, as compared to the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased by approximately 40%.

Revenue from the assemblies and modules product group was approximately $4.5 million in fiscal year 2024, a decrease of approximately 5% as compared to fiscal year 2023, primarily due to a decrease in shipments against a multi-year contract with a defense customer due to timing, as well as decreases in sales to certain industrial customers, particularly in China. These decreases were partially offset by the addition of Visimid revenue of approximately $900,000.

Revenue from engineering services increased by $1.5 million for fiscal 2024, as compared to the same period of the prior fiscal year. Approximately $1.4 million of this increase is due to the addition of Visimid revenue, primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. The remaining increase is driven by revenue from one of our space-related funded research contracts.

Cost of Sales and Gross Margin.

Gross margin for fiscal year 2024 was approximately $8.6 million, a decrease of 22%, as compared to approximately $11.1 million in fiscal year 2023. Total cost of sales was approximately $23.1 million for fiscal year 2024, compared to $21.9 million for fiscal year 2023, an increase of 6%. Gross margin as a percentage of revenue was 27% for fiscal year 2024 as compared to 34% for fiscal year 2023. The decrease in gross margin as a percentage of revenue is primarily due to the decrease in visible components sales, which typically have higher margins than our infrared components product group. Our infrared components product group comprised a greater portion of our sales for fiscal year 2024. In addition, gross margin as a percentage of revenue for the fiscal year 2024 was unfavorably impacted by the revaluation of inventory during the third quarter of fiscal 2024. The revaluation resulted in a net write-down of inventory.

Selling, General and Administrative.

For fiscal year 2024, Selling, General and Administrative (“SG&A”) costs were approximately $12.3 million, an increase of approximately $860,000, or 8%, as compared to the prior fiscal year. The increase in SG&A for fiscal year 2024 is primarily due to an increase in wages, including non-recurring executive severance costs of $136,000, and an increase in legal and consulting fees related to business development initiatives. These increases are partially offset by a decrease in stock-based compensation, whereas fiscal year 2023 included increased stock compensation costs associated with two director retirements. We also incurred additional legal and professional fees in the fiscal year 2024 associated with our rescheduled annual stockholder meeting and previously disclosed Delaware chancery court proceedings. We expect SG&A costs to remain elevated for the next several quarters as we continue with certain business development initiatives.

New Product Development.

New product development costs were approximately $2.4 million in fiscal year 2024, an increase of approximately 12% as compared to the prior fiscal year. These increases are primarily due to the addition of engineering personnel as a result of the Visimid acquisition, as well as an increase in materials and outside services utilized for development projects, including additional product offerings following the MANTIS reference design camera which we began developing in fiscal year 2023.

Amortization of Intangibles.

Amortization of intangibles increased by $510,000 for fiscal year 2024, as compared to the prior fiscal year, due to the amortization of identifiable intangible assets associated with the Visimid acquisition. See Note 3, Acquisition of Visimid, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information.

Other Expense.

Interest expense was approximately $192,000 for fiscal year 2024, compared to approximately $283,000 in the prior fiscal year. The decrease in interest expense is due to the 59% reduction in our total debt, including finance lease obligations, and excluding operating lease liabilities, as of June 30, 2024, as compared to the end of the prior fiscal year.

Other income, net, was approximately $79,000 for fiscal year 2024, compared to $25,000 for fiscal year 2023. Other income, net, for fiscal year 2024 includes a gain of $190,000 for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 15, Contingencies, in the Consolidated Financial Statements included in this Annual Report on Form 10-K. This gain was largely offset by expenses of $183,000 associated with an event of default by a sub-tenant of a portion of our Orlando Facility lease. Other income, net also includes net foreign currency transaction gains and losses. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During fiscal year 2024, we incurred net foreign currency transaction gains of approximately $73,000, compared to net foreign currency transaction losses of $37,000 for fiscal year 2023.

Income Taxes.

During fiscal year 2024, we recorded income tax expense of approximately $67,000, compared to approximately $234,000 in fiscal year 2023, primarily related to our operations in China. Income taxes for fiscal years 2024 and 2023 include Chinese withholding tax expenses of $170,000 and $235,000, respectively, the majority of which are associated with intercompany dividends declared by LPOIZ, payable to us as the parent company. While these repatriation transactions result in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate. Income tax expense for fiscal years 2024 and 2023 are also offset by deferred income tax benefits from the turnaround of temporary differences, and increased by deferred income tax expense related to certain indefinite lived temporary differences. Please refer to Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss).

Net loss for fiscal year 2024 was approximately $8.0 million, or $0.21 basic and diluted loss per share, compared to approximately $4.0 million, or $0.13 basic and diluted loss per share, for fiscal year 2023. The increase in net loss for fiscal year 2024, as compared to fiscal year 2023, is attributable to the approximately $4.3 million increase in operating loss resulting from lower revenue and gross margin and increased operating expenses. This loss increase was partially offset by a decrease in other expense, net, of approximately $145,000, primarily due to the decrease in interest expense. In addition, there was a favorable difference of approximately $167,000 in the provision for income taxes for fiscal year 2024 as compared to fiscal year 2023.

Weighted-average common stock shares outstanding were 37,944,935 for both basic and diluted in fiscal year 2024, compared to 31,637,445 for both basic and diluted in fiscal year 2023. The increase in the weighted-average basic common shares was primarily due to the sale of an aggregate of 9,090,910 shares of Class A common stock pursuant to a public offering which closed January 17, 2023, as well as the 585,483 shares issued during the second half of fiscal year 2024 pursuant to the at-the-market equity program. The increase is also attributable to the shares of Class A common stock issued in conjunction with the acquisition of Visimid, as well as the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for fiscal years 2024 and 2023, as their effects would have been anti-dilutive due to the net loss in those periods.

Liquidity and Capital Resources

At June 30, 2024, we had working capital of approximately $7.5 million and total cash and cash equivalents of approximately $3.5 million. Less than 50% of our total cash, cash equivalents and restricted cash was held by our foreign subsidiaries in China and Latvia. Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal years 2024 and 2023, we repatriated approximately $1.4 million and $1.9 million, respectively, from LPOIZ. As of June 30, 2024, LPOIZ had approximately $1.6 million in retained earnings available for repatriation, and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2024. Based on our previous intent, we had not historically provided for future Chinese withholding taxes on the related earnings. However, during fiscal year 2020 we began to accrue for these taxes on the portion of earnings that we intend to repatriate.

Loans payable as of June 30, 2024 consisted of two equipment loans (as defined below). As of June 30, 2023, loans payable consisted of the term loan in the original principal amount of approximately $5.8 million (the “BankUnited Term Loan”) issued in favor of BankUnited, N.A. (“BankUnited”) and two third-party equipment loans. Details of the loans are as follows:

Equipment Loans.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a customer. The 2020 Equipment Loan is subordinate to the Term Loan and is collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. As of June 30, 2024, the outstanding balance on the 2020 Equipment Loan was 138,750 EUR (or USD $148,532).

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or USD $141,815). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.39% as of June 30, 2024).

BankUnited Loans.

On February 26, 2019, we entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to a maximum amount of $2,000,000 (the “Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the Revolving Line and Term Loan, the “BankUnited Loans”) as evidenced by certain promissory notes we executed in favor of BankUnited (the “BankUnited Notes”). Pursuant to that certain Fifth Amendment to the Loan Agreement dated May 9, 2023, the Term Loan, the only remaining BankUnited Loan, was paid in full in February 2024, prior to its maturity date of December 31, 2024.

For additional information regarding the BankUnited Loans and the equipment loans, see Note 14, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Bridge Promissory Note

On August 6, 2024, we entered into a bridge promissory note (the “Note") with Lytton-Kambara Foundation (the “Lender”) pursuant to which the Lender extended a loan to us in the principal amount of $3,000,000 (the “Loan”). The Loan is subject to an original issue discount of 7% and bears interest at the rate of 12.5% per annum. The Loan has a 1-year term, maturing on August 6, 2025, at which time the entire principal amount of the Loan and all accrued but unpaid interest is due and payable in full. After deducting the original issue discount, fees paid to the Company’s placement agent, and certain expenses, the Company received net proceeds of $2,700,000. For additional information regarding this note, see Note 19, Subsequent Events, in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Equity Financing.

In February 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under our shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. During the year ended June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program.

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

There are a number of factors that could result in the need to raise additional funds in the longer term, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, greater than 25% of our cash and cash equivalents was held by our foreign subsidiaries as of June 30, 2024 and, although we regularly repatriate cash, it may not be readily available to repay our liabilities in the U.S. should our cash assets in the U.S. not be sufficient. We may also identify opportunities for acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

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

Cash Flows – Operating.

Cash provided by operations was approximately $0.5 million for fiscal year 2024, compared to cash used in operations of approximately $2.8 million for fiscal year 2023. The increase in cash flows from operations during fiscal year 2024 is primarily due decreases in accounts receivable and inventory, due to lower sales in fiscal year 2024, as compared to fiscal year 2023. Cash used in operations for fiscal year 2023 was primarily due to an increase in accounts receivable, due to higher sales in the fourth quarter of fiscal year 2023 as compared to fiscal 2022, and an increase in inventory during the second half of fiscal year 2023. The cash outflow for accounts payable and accrued liabilities for fiscal year 2023 was largely due to the previously described events that occurred at our Chinese subsidiaries, for which certain expenses were accrued as of June 30, 2021 and paid during fiscal years 2022 and 2023. During fiscal year 2023 we also made the final installment payment for payroll taxes deferred in fiscal year 2020 under the CARES Act.

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

Cash Flows – Investing.

During fiscal year 2024, we expended approximately $2.2 million for capital equipment, as compared to approximately $3.1 million during fiscal year 2023. We also expended approximately $847,000, net of cash acquired, to acquire Visimid during fiscal year 2024, as disclosed in Note 3, Acquisition of Visimid Technologies, in the Consolidated Financial Statements in this Annual Report on Form 10-K. Fiscal year 2024 also reflects proceeds of approximately $365,000 from sale-leasebacks of equipment. During fiscal years 2024 and 2023, our capital expenditures were primarily related to the expansion of our Orlando Facility. In August 2023, we completed the construction of certain tenant improvements subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of approximately $3.7 million over fiscal years 2023 and 2024.

We anticipate a moderate level of capital expenditures during fiscal year 2025; however, the total amount expended will depend on sales growth opportunities and other circumstances.

Cash Flows – Financing.

Net cash used in financing activities was approximately $1.5 million, compared to cash provided by financing activities of approximately $7.5 million in fiscal year 2023. Cash used in financing activities for fiscal year 2024 reflects approximately $2.6 million in principal payments on our loans and finance leases, offset by $279,000 in proceeds from the 2023 Equipment Loan, $806,000 in proceeds from the sale of Class A common stock pursuant to the at-the-market equity program and $40,000 in proceeds from the sale of Class A common stock under the 2014 ESPP. Cash provided by financing activities for fiscal year 2023 reflects equity proceeds of $9.2 million from a public offering of Class A common stock, which closed in January 2023, offset by approximately $1.9 million in principal payments on our loans and finance leases, offset by proceeds of approximately $141,000 from the 2023 Equipment Loan and approximately $40,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

How We Operate

We have continuing sales of two basic types: sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business, we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex multi-component, optical system or sub-system designs that we call “engineered solutions.” This is followed by “sampling” or prototyping small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity and longer-term revenue planning, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff;

•	The fact that as our customers take products of this nature into higher volume, commercial production they begin to work seriously to reduce costs – which may lead them to turn to larger producers, domestic or overseas, even if sacrificing quality; and

•	Our small business mass means that we can only offer a moderate amount of total productive capacity before we reach financial constraints imposed by the need to make additional capital expenditures – in other words, because of our limited cash resources and cash flow, we may not be able to service every opportunity that presents itself in our markets without arranging for such additional capital expenditures.

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the market to our current and potential customers looking for specific solutions to their needs. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of critical component(s) from foreign sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in this Annual Report on Form 10-K.

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

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

•	sales backlog;

•	revenue by product group;

•	inventory levels;

•	accounts receivable levels and quality;

•	EBITDA; and

•	other key indicators.

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

Quarterly backlog levels for fiscal years 2024 and 2023 are as follows:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2023	$22,973	29%	29%
Q2 2023	$29,427	66%	28%
Q3 2023	$26,620	50%	-10%
Q4 2023	$21,652	22%	-19%
Q1 2024	$21,303	-2%	-2%
Q2 2024	$21,220	-2%	0%
Q3 2024	$21,967	1%	4%
Q4 2024	$19,268	-11%	-12%

The decrease in backlog during fiscal year 2024 as compared fiscal year 2023 is primarily due to shipments against the prior period backlog under several annual and multi-year contract renewals. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters. The reduction in backlog as a result of these shipments during fiscal year 2024 were partially offset by the following: (i) a significant contract renewal for advanced infrared optics for a critical international military program, which renewal represented a 40% increase in dollar value as compared to the previous order; and (ii) a significant contract awarded to Visimid by Lockheed Martin in December 2023. In previous years we have typically received a significant contract renewal from a key customer for infrared products made of Germanium during the second fiscal quarter. However, as previously disclosed we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. As such, in the second quarter of fiscal 2024 we did not book our typical annual renewal order for Germanium optics with this customer. Instead, we continue to work with this customer, as well as other customers, to convert their systems to use BlackDiamond optics.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL-4 materials. With the global supply of germanium currently concentrated in Russia and China, recent global events are generating renewed interest in germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab.

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

Revenue by Product Group.

The following table sets forth revenue dollars and units by our three product groups for the three months and year ended June 30, 2024 and 2023:

			(unaudited)
	Three Months Ended June 30,		Quarter	Year Ended June 30,		Year-to-date
	2024	2023	% Change	2024	2023	% Change
Revenue
Infrared components	$3,043,148	$4,769,363	-36%	$14,089,277	$14,392,960	-2%
Visible components	3,178,023	3,189,957	0%	11,233,737	13,438,814	-16%
Assemblies and modules	1,373,178	1,595,098	-14%	4,451,165	4,680,354	-5%
Engineering services	1,039,783	130,303	698%	1,952,013	421,821	363%
Total revenue	$8,634,132	$9,684,721	-11%	$31,726,192	$32,933,949	-4%

Three months ended June 30, 2024 compared to three months ended June 30, 2023.

Our revenue decreased by 11% in the fourth quarter of fiscal year 2024, as compared to the same quarter of the prior fiscal year, driven by decreases in infrared components and assemblies and modules, partially offset by an increase in engineering services.

Revenue generated by the infrared components product group for the fourth quarter of fiscal year 2024 was $3.0 million, a decrease of 36%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal year 2024, as we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. We continue to work with this customer, as well as other customers to convert their systems to use BlackDiamond optics. In addition, several other customers had timing differences with larger shipments in the fourth quarter of fiscal year 2023. These decreases were partially offset by an increase in shipments against an annual contract for an international military program.

Revenue from the visible components product group for the fourth quarter of fiscal year 2024 was $3.2 million, or flat in comparison to the same quarter of the prior fiscal year. By industry, there was a decrease in sales to defense customers due to timing of orders, and an increase in sales through U.S. catalog and distribution channels.

Revenue from assemblies and modules decreased by 14% for the fourth quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to sales of a custom visible lens assembly to a medical customer, for which we have an end of life order in backlog going into fiscal 2025. In the fourth quarter of fiscal year 2023, this customer requested a greater number of units shipped, whereas in fiscal year 2024 we have shipped a lower but more consistent amount each quarter. Another portion of the decrease is due to timing of shipments against a multi-year contract with a defense customer. These decreases were partially offset by the addition of Visimid revenue of approximately $397,000.

Revenue from engineering services increased $0.9 million, for the fourth quarter of fiscal 2024, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Year ended June 30, 2024 compared to year ended June 30, 2023.

Our revenue decreased by approximately 4%, for fiscal year 2024, as compared to fiscal year 2023, primarily driven by a decrease in sales of visible components, partially offset by an increase in engineering services.

Revenue generated by the infrared components product group for fiscal year 2024 was $14.1 million, a decrease of approximately 2%, as compared to the prior fiscal year. The decrease in revenue related to the germanium-based annual contract that was not renewed was mostly offset by an increase in shipments against an annual contract for an international military program. This contract was renewed during the first quarter of fiscal 2024 for a higher dollar value than the previous contract.

Revenue from the visible components product group for fiscal year 2024 was $11.2 million, a decrease of 16%, as compared to fiscal year 2023. The decrease in revenue is primarily due to a decrease in sales to customers in the defense industry, as well as a decrease in sales through catalog and distribution channels in the U.S. and in Europe. Sales to customers in the telecommunications industry in China also decreased by approximately 40%.

Revenue from assemblies and modules for fiscal year 2024 was $4.5 million, a decrease of 5%, as compared to the same period of the prior fiscal year, primarily due to a decrease in shipments against a multi-year contract with a defense customer due to timing, as well as decreases in sales of infrared assemblies to industrial customers in China and the U.S. Customers in both regions have been steadily decreasing orders since the peak of COVID-19. These decreases were partially offset by the addition of Visimid revenue of approximately $900,000.

Revenue from engineering services increased by $1.5 million for fiscal year 2024, as compared to the same period of the prior fiscal year. Approximately $1.4 million of this increase is due to the addition of Visimid revenue, primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. The remaining increase is driven by revenue from one of our space-related funded research contracts.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2024	6/30/2024	98
Q3-2024	3/31/2024	98
Q2-2024	12/31/2023	133
Q1-2024	9/30/2023	119
Fiscal Year 2024 Average		112
Q4-2023	6/30/2023	102
Q3-2023	3/31/2023	154
Q2-2023	12/31/2022	120
Q1-2023	9/30/2022	125
Fiscal Year 2023 Average		125

Our average DCSI for fiscal year 2024 was 112, compared to 125 for fiscal year 2023. The decrease in average DCSI is driven by the decrease in inventory levels, which aligns with the decrease in sales. We expect DCSI to maintain an average of between 110 to 120.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2024	6/30/2024	52
Q3-2024	3/31/2024	55
Q2-2024	12/31/2023	59
Q1-2024	9/30/2023	57
Fiscal Year 2024 Average		56
Q4-2023	6/30/2023	63
Q3-2023	3/31/2023	59
Q2-2023	12/31/2022	52
Q1-2023	9/30/2022	57
Fiscal Year 2023 Average		58

Our average DSO for fiscal year 2024 was 56, compared to 58 for fiscal year 2023. The decrease in average DSO for fiscal year 2024 is driven by decreases in revenue from some key accounts with longer payment cycles, which revenue has been largely replaced by customer accounts with shorter payment cycles. In addition, we continue to focus on collections. We strive to maintain a DSO of less than 60.

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

The following table adjusts net income to EBITDA for the three months and year ended June 30, 2024 and 2023:

	(unaudited)
	Three Months Ended June 30,		Year Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,353,773)	$(808,840)	$(8,007,346)	$(4,046,871)
Depreciation and amortization	1,062,559	815,019	4,048,409	3,174,569
Income tax provision	(53,912)	11,618	67,490	234,034
Interest expense	42,814	54,561	191,862	283,266
EBITDA	$(1,302,312)	$72,358	$(3,699,585)	$(355,002)
% of revenue	-15%	1%	-12%	-1%

Our EBITDA for the quarter ended June 30, 2024 was a loss of approximately $1.3 million, compared to income of $0.1million for the same period of the prior fiscal year. The decrease in EBITDA in the fourth quarter of fiscal year 2024 was primarily attributable to the decrease in revenue and gross margin, coupled with increases in SG&A and Other expenses, net, which expense increases primarily related to non-recurring items, including certain business development initiatives.

Our EBITDA for fiscal year 2024 was a loss of approximately $3.7 million, compared to $0.4 million for fiscal year 2023. The decrease in EBITDA for fiscal year 2024 is primarily attributable to lower revenue and gross margin, coupled with increased operating expenses, including SG&A and new product development. SG&A for fiscal year 2024 includes a number of non-recurring items, particularly as related to certain business development initiatives.

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

Allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience and expected future default probabilities based on our ongoing evaluations of our customers’ financial condition. The allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Accounts receivable are customer obligations due under normal trade terms. Recovery of bad debt amounts which were previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

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

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We periodically reassess the useful lives of intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of members of our management, including our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2024, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2024 based on such criteria.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. In connection with the events that occurred at our Chinese subsidiaries, we adopted additional policies and procedures designed to improve our internal controls, including, without limitation, revising the reporting structure for our foreign-based finance directors, adopting Codes of Conduct applicable to our subsidiaries’ foreign-based employees, adopting an internal authority approval matrix, and hiring additional staff for our accounting department at LPOIZ to improve segregation of duties, among other items. Other than these modifications, there have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Currently, we have six directors with each director serving until his or her successor is elected and qualified. Our Board is divided into three classes, denoted as Class I, Class II, and Class III, serving staggered three-year terms with one class elected at the annual meeting of stockholders. The Class II Directors' term expires at the annual meeting of stockholders proposed to be held in fiscal year 2025. The Class I Directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal year 2026. The Class III Directors’ term expires at the annual meeting of stockholders proposed to be held in fiscal year 2027.

The table below lists each current director, each such director’s committee memberships as of June 30, 2024, the Chair of each Board committee, and each such director’s class.

Name	Class	Audit	Compensation	Finance	Nominating & Corporate Governance
Dr. Joseph Menaker	I	☑		☑
Darcie Peck	I	☑	☑		☑
M. Scott Faris, Chair	II		☑	☑	☑
S. Eric Creviston	II		☑	☑	☑
Kim Crider	III	☑
Shmuel Rubin	III
Committee Chair:		Peck	Faris	Creviston	Faris

Biographical and Related Information – Directors and Executive Officers

                The following is an overview of the biographical information for each of our directors and executive officers, including their age, the year they became directors or officers, their principal occupations or employment for at least the past five years, and certain of their other directorships.

Class II Directors

M. Scott Faris, 59 Chair

Mr. Faris has served as a director of the Company since December 2011, and was appointed Chair, effective December 20, 2022. Mr. Faris is an experienced entrepreneur with almost two decades of operating, venture-financing, and commercialization experience, involving more than 20 start-up and emerging-growth technology companies. In April 2024 Mr. Faris founded Eqlipse Quantum, a commercialization accelerator focused on launching and financing transformational dual-use quantum enabled companies for critical defense and intelligence requirements.. From October 2021 to April 2024, Mr. Faris served as Chief Executive Officer of Infleqtion (formerly Cold Quanta, Inc.). Since September 2016, he had served as Chief Business Officer of Luminar Technologies, Inc., a leading developer of autonomous vehicle systems technologies including Lidar sensor suites. In June 2013, Mr. Faris founded Aerosonix, Inc. (formerly MicroVapor Devices, LLC), a privately held developer and manufacturer of advanced medical devices, and served as its Chief Executive Officer until August 2016 and has served as Chairman of the board of directors since June 2013. In 2002, Mr. Faris also founded the Astralis Group, a strategy advisor that provides consulting to start-up companies and, since 2004, Mr. Faris has served as its Chief Executive Officer. In August 2007, Mr. Faris founded Planar Energy, a company that developed transformational ceramic solid-state battery technology and products and served as its Chief Executive Officer until June 2013. Planar Energy is a spin-out of the U.S. Department of Energy’s National Renewable Energy Laboratory. From October 2004 to June 2007, Mr. Faris was a partner with Corporate IP Ventures (formerly known as MetaTech Ventures), an early-stage venture fund specializing in defense technologies. Mr. Faris also previously served as the Chairman and Chief Executive Officer of Waveguide Solutions, a developer of planar optical light wave circuit and micro system products, and as a director and Chief Operating Officer of Ocean Optics, Inc., a precision-optical-component and fiber-optic-instrument spin-out of the University of South Florida. Mr. Faris was also the founder and Chief Executive Officer of Enterprise Corporation, a technology accelerator, served as a director of the Florida Seed Capital Fund and Technology Commercialization at the Center for Microelectronics Research, and the Chairman of the Metro Orlando EDC. Mr. Faris received a Bachelor of Science degree in Management Information Systems from Penn State University in 1988. Mr. Faris’s significant experience in executive management positions at various optical component companies, his experience in the commercialization of optical and opto-electronic component technology, and his background in optics, technology, and venture capital qualify him for service as one of our directors.

S. Eric Creviston, 60 Director

Mr. Creviston has served as one of our directors since March 2021. He has served as Corporate Vice President and President of Connectivity and Sensors Group for Qorvo, Inc. (“Qorvo”) since June 2022. Prior to that, he served as Corporate Vice President and President of Mobile Products for Qorvo since January 2015. Prior to that, he served as the Corporate Vice President and President of Cellular Products Group for RF Micro Devices, Inc. (“RFMD”) from August 2007 to January 2015. From May 2002 to August 2007, he served as Corporate Vice President of Cellular Products Group (previously known as Wireless Products until 2004), for RFMD. Mr. Creviston received a Master’s degree in Electrical and Electronics Engineering from the University of Illinois. Mr. Creviston’s previous experience in various leadership roles in Qorvo and RFMD adds invaluable knowledge to our Board with respect to assessing our business strategies, evaluating operating performance, assessing risks, and evaluating potential merger and acquisition opportunities, all of which qualify him for service as one of our directors.

Dr. Joseph Menaker, 67 Director

Dr. Menaker was appointed to the Board in November 2018, and prior to that was a consultant to the Board beginning in March 2018, and prior to that was a consultant to us beginning in December 2016. From 1998 to 2016, he served as President of ISP, and as a director of its wholly owned subsidiary, ISP Latvia, until we acquired ISP in December 2016. Dr. Menaker is a graduate of Latvian State University, where he received his Bachelor and Master of Science degrees in Economics. In 1985, Dr. Menaker received a Doctor of Philosophy degree in Economics from Leningrad Institute of Finance and Economics. He co-founded UAV Factory Ltd. (“UAVF”) in Latvia in 2009 and served as its CEO from January 2017 to January 2021. Dr. Menaker continues to serve as a member of the Board of Directors for UAVF, which became part of Edge Autonomy Holdings. Edge Autonomy Holdings is a leading manufacturer of unmanned aerial vehicles. Dr. Menaker is also a Board Member of Alpha Unmanned Systems, Spanish Company specializing in the unmanned rotary systems. He also serves as a board member for Tsal Kaplun Foundation, a non-profit organization. Dr. Menaker’s expertise gained in various roles in financial management, international operations, and manufacturing high tech products and their applications for over thirty years, coupled with his knowledge gained as a researcher and analyst in economics provide invaluable knowledge to our Board and qualify him for service as one of our directors.

Darcie Peck, 66 Director

Ms. Peck has served as one of our directors since November 2019. Ms. Peck served as a consultant to the Board beginning in April 2019. Prior to that she served as a Managing Partner of a start-up employee engagement consultancy firm from June 2017 through February 2019 and she currently works with and advises private companies in short and long term cash, capital planning and strategies. From May 2013 until February 2016, Ms. Peck served as the Vice President Finance, Global Services for IMS Health Inc. (“IMS Health,” now IQVIA Holdings Inc.), a technology and analytics company serving life sciences companies near Danbury, Connecticut. From November 2009 until May 2013, Ms. Peck was Vice President Financial Planning and Analysis for IMS Health. From May 2002 through November 2009, Ms. Peck was Vice President Finance and Investor Relations for IMS Health. Prior to that, Ms. Peck was Vice President Finance, IBM Software Group (a division of International Business Machines Corp., or “IBM”) in Somers, New York from March 2001 to May 2002. From 1982 through to 2001, she held progressively increasing leadership responsibilities at IBM in finance, including Chief Financial Officer and General Manager of several acquired companies in technology, manufacturing, and computer leasing. Ms. Peck earned a Bachelor of Arts degree in Biology at the University of Rochester and a Master’s degree in Business Administration from New York University Stern Graduate School of Business Administration. Ms. Peck’s expertise in executive leadership, financial and strategic planning, investor relations, international business, general management, business and pricing acumen, and high technology manufacturing process knowledge, uniquely qualifies her for service as one of our directors.

Class III Directors

Kim Crider, 59 Director

Ms. Crider is a highly experienced executive and has served as a director on boards for both private and public companies. She has held executive leadership positions in several multi-billion-dollar enterprises over the past 10 years, with deep expertise in aerospace, cybersecurity, data/AI and information technology. Ms. Crider presently has served as a member of the Board of Directors for the National Cybersecurity Center since July 2021, and for the Catalyst Campus for Technology & Innovation since January 2022. She also serves as a Board Advisor for Aalyria Technologies, Inc. a position she has held since January 2022. Ms. Crider served as a member of the Board of Directors of Virgin Orbit National Systems, LLC from April 2022 to August 2023. Ms. Crider is a founding partner and since its inception in May 2023, has served as the Co-Chief Executive Officer of Elara Nova Space Consultancy, LLC, a premier global advisory firm focused on the space sector. From 2016 to 2021, she was President of Kim Crider & Associates, LLC and Leadership Matters, LLC, specialized consulting firms providing executive consulting and coaching services to CEOs, CIOs, CTOs and other C-Suite leaders across industry sectors. A retired Major General in the United States Air Force, after serving in progressive leadership roles from 1986-2019, she also served as the first Chief Technology and Innovation Officer for the United States Space Force, Pentagon Washington D.C. from 2019 to 2021. Ms. Crider earned a Bachelor of Science degree in Electrical Engineering from Duke University in North Carolina, a Master of Business Administration degree from Western New England College in Massachusetts, a Master of Science in Military Studies from Air Command and Staff College in Alabama, a Master of Science in National Resource Strategy from National Defense University in Washington, D.C., and a Graduate Certificate in Organizational Behavior from Harvard University in Massachusetts. Ms. Crider’s expertise in corporate accountability, compliance, special security agreements, CEO transition/succession planning, cybersecurity risk management and oversight, uniquely qualifies her for service as one of our directors.

Shmuel Rubin, 50 President & Chief Executive Officer, Director

Mr. Rubin has served as our President, Chief Executive Officer, and as a Director since March 2020. Mr. Rubin is also Chief Executive Officer and a director of LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”), our wholly-owned subsidiary located in Jiading, People’s Republic of China, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), our wholly-owned subsidiary located in the New City District, of the Jiangsu province of the People’s Republic of China, ISP Optics Corporation (“ISP”), our wholly-owned subsidiary, located in Orlando, Florida, and ISP Optics Latvia SIA (“ISP Latvia”), our wholly-owned subsidiary located in Riga, Latvia.

Prior to joining us, Mr. Rubin was formerly the General Manager at Thorlabs Inc. (“Thorlabs”). In Mr. Rubin’s prior senior executive role at Thorlabs, he was responsible for Thorlabs’ Imaging Systems Division, a standalone organization with its own sales and marketing, as well as global responsibility for all of Thorlabs’ Life Science activities. Among the positions he held at Thorlabs, Mr. Rubin founded and grew Thorlabs’s fast growing operation in China, and spearheaded Thorlabs’ entry and significant growth in the Life Sciences market. As a member of the senior executive team, Mr. Rubin led new strategic initiatives for Thorlabs, including new product lines, acquisitions and growth into new markets. Prior to joining Thorlabs, Mr. Rubin co-founded Xlight Photonics, an optical communication startup, which was later sold to a telecommunications private equity firm. Mr. Rubin holds a Bachelor of Science degree in Electronic Engineering from Ben Gurion University, a Master of Business Administration degree from New York University, Stern School of Business, and is a graduate of the Executive Education, Program for Leadership Development at Harvard Business School. Mr. Rubin’s significant management experience in the optical industry qualifies him to lead us and our business and serve as one of our directors.

Executive Officers Who Do Not Serve as Directors

Albert Miranda, 57 Chief Financial Officer

Mr. Miranda joined the Company in April 2021 and was appointed as our Chief Financial Officer on May 7, 2021. Mr. Miranda was previously employed with Jenoptik North America, Inc. (“Jenoptik”) for twelve years and held the positions of President and Chief Financial Officer. Prior to his employment with Jenoptik, he held senior level finance and operational positions in optical products groups within Carl Zeiss AG and served in the finance department for a division of BASF SE. Mr. Miranda received an undergraduate degree in Public Accounting from Pace University in New York. He attained significant professional experience and management expertise through key functional areas encompassing finance, operations, business development, sales, marketing, human resources, and information technology across a broad group of products and services in demanding and diverse industries including healthcare, defense and security, consumer electronics, automotive, and semiconductors.

Family Relationships

There are no family relationships among our executive officers and directors.

Corporate Codes and Policies

The Board approved an Amended and Restated Code of Business Conduct and Ethics (the “Code”) on April 28, 2016. The Code applies to all of our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Board also approved an Amended and Restated Code of Business Conduct and Ethics for Senior Financial Officers (the “Senior Financial Officer Code”), which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller, accounting manager, and persons performing similar functions. Copies of the Code and the Senior Financial Officer Code are available on our website at www.lightpath.com, under the “Investors” tab, or may be obtained free of charge by writing to: Corporate Secretary, LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, Florida 32826.

Insider Trading Policy

Our written Guide for Trading in Securities governs trading activity by directors, officers and employees, was adopted by the Board in 2018. Employees and directors are prohibited from selling or buying publicly traded options on LightPath stock, or trading in any LightPath stock derivatives. Additionally, these individuals may not engage in transactions in which they may profit from short-term speculative swings in the value of LightPath stock utilizing “short sales” or “put” or “call” options, and they are prohibited from holding LightPath stock in a margin account or pledging Company securities as collateral for a loan.

Independent Committees

In accordance with the The Nasdaq Capital Market (the “NCM”) and SEC rules, the Board affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the NCM listing standards.  Based on these standards, the Board has determined that as of the end of fiscal year 2024, each of the following non-employee directors was independent and has no relationship with us, except as one of our directors and stockholders:

M. Scott Faris	Kim Crider
Darcie Peck	S. Eric Creviston
Joseph Menaker

Based on these standards, the Board determined Shmuel Rubin, currently a Class III Director, is not independent.

All of the members of the Audit, Nominating, and Compensation Committees are independent.

Board Committees

The Board has an Audit Committee (the “Audit Committee”), a Compensation Committee (the “Compensation Committee”), a Nominating and Corporate Governance Committee (the “Nominating Committee”), and a Finance Committee (the “Finance Committee”).

Audit Committee. The Audit Committee, which as of June 30, 2024, consisted of Darcie Peck (Chair), Dr. Joseph Menaker, and Kim Crider, met four times during fiscal year 2024. The meetings included discussions with management and with our independent registered public accounting firm to discuss our interim and annual consolidated financial statements and our annual report, and the effectiveness of our financial and accounting functions and organization.

The Audit Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com under the “Investors” and “Governance” tabs. The Audit Committee’s responsibilities include, among others, engaging and terminating our independent registered public accounting firm, oversight of the independent registered public accounting firm, and determining the compensation for their engagement(s). The Board has determined that the Audit Committee is comprised entirely of independent members as defined under applicable listing standards set out by the SEC and NCM. The Board has also determined that all three members of the Audit Committee are “audit committee financial experts” as defined by SEC rules and qualify as independent in accordance with the NCM rules. Their respective business experience that qualifies each director to be determined as “audit committee financial expert” is described above.

Compensation Committee. The Compensation Committee, which as of June 30, 2024, consisted of M. Scott Faris (Chair), Darcie Peck, and S. Eric Creviston, met once during fiscal year 2024. The Compensation Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com under the “Investors” and “Governance” tabs.

The Compensation Committee is responsible for establishing, implementing, and continually monitoring our compensation policies and philosophy, including administering our 2018 Omnibus Incentive Plan (the “SICP”), pursuant to which incentive awards, including restricted stock units and stock options, are granted to our directors, executive officers, and key employees. The Compensation Committee is responsible for determining executive compensation, including approving recommendations regarding equity awards to all of our executive officers. However, the Compensation Committee does rely on the annual reviews made by the Chief Executive Officer with respect to the performance of each of our other executive officers. The conclusions reached, and recommendations made based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executive officers. In the case of the Chief Executive Officer, compensation is determined solely based on the review conducted by the Compensation Committee.

The Compensation Committee also annually reviews director compensation to ensure non-employee directors are adequately compensated for the time expended in fulfilling their duties to us, as well as the skill-level required by us of members of the Board. After the Compensation Committee completes their annual review, they make recommendations to the Board regarding director compensation.

The Compensation Committee regularly engages compensation consultants to assist with the Compensation Committee’s responsibilities related to our executive compensation program and the director compensation program. The Compensation Committee plans to engage a consultant every two years to review and make recommendations on the Company’s executive compensation plans.

Finance Committee. The Finance Committee, which as of June 30, 2024, consisted of S. Eric Creviston (Chair), Dr. Joseph Menaker, and M. Scott Faris met once during fiscal year 2024. The Finance Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com under the “Investors” and “Governance” tabs. The Finance Committee oversees our financial management, including overseeing our strategic and transactional planning and activities, global financing, capital structure objectives and plans, insurance programs, tax structure, and investment program and policies.

Nominating and Corporate Governance Committee. The Nominating Committee, which as of June 30, 2024, consisted of M. Scott Faris (Chair), S. Eric Creviston, and Darcie Peck, met once during fiscal year 2024. The Nominating Committee acts pursuant to a written charter adopted by the Board, a copy of which is available on our website at www.lightpath.com under the “Investors” and “Governance” tabs. The Nominating Committee carries out the responsibilities delegated by the Board relating to our director nominations process and procedures, and developing, maintaining, and monitoring compliance with the Company’s corporate governance policies, guidelines, and activities.

The Nominating Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director. Further, the gender, racial, experience, and skills diversity of the Board is also a factor in our director recruitment process. However, the Nominating Committee and the Board believe that at this time, it is unnecessary to adopt criteria for the selection of directors. Instead, the Nominating Committee and the Board believes that the desirable background of a new individual member of the Board may change over time and that a thoughtful, thorough selection process is more important than adopting criteria for directors.

They will also identify, recruit, and screen candidates for the Board, consistent with criteria approved by the Board. The Nominating Committee and Board is fully open to utilizing whatever methodology is efficient in identifying new, qualified directors when needed, including industry contacts of our directors or professional search firms. The Nominating Committee also considers any director candidates recommended by our stockholders and any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules, and regulations, and the provisions of our charter documents.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and any person beneficially owning more than 10% of our common stock to file reports concerning their ownership of our equity securities with the SEC. Based solely on a review of the forms filed electronically with the SEC during Fiscal 2024 and on written representations that no Form 5 was required to be filed, we believe that, during Fiscal 2024, all of our directors, executive officers, and persons who beneficially owned more than 10% of our common stock timely complied with the Section 16(a) filing requirements.

Item 11. Executive Compensation.

Named Executive Officers

During fiscal year 2024, our named executive officers were as follows:

•	Shmuel Rubin, our current President and Chief Executive Officer, and a director;

•	Albert Miranda, our current Chief Financial Officer.

Compensation Philosophy and Objectives

Our compensation policy is designed to attract and retain qualified key executive officers critical to our achievement of reaching and maintaining profitability and positive cash flow, and subsequently our growth and long-term success. To attract, retain, and motivate the executive officers to accomplish our business strategy, the Compensation Committee establishes our executive compensation policies and oversees our executive compensation practices.

The Compensation Committee believes that the most effective executive compensation program is one that is designed to recognize the achievement of our specific short-term and long-term goals, and which aligns executives’ interests with those of the stockholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of improving stockholder value.

It is the objective of the Compensation Committee to have a portion of each named executive officer’s compensation contingent upon our performance as well as upon the individual’s personal performance. Accordingly, each named executive officer’s compensation package is comprised of two elements: (i) base salary, which reflects individual performance and expertise and (ii) short-term and long-term incentive awards, which are tied to the achievement of certain performance goals that the Compensation Committee establishes from time to time. The Compensation Committee has structured compensation of our named executive officers to incentivize achievement of our business goals and reward our named executive officers for achieving such goals.

The Compensation Committee also evaluates our compensation program to ensure that we maintain the ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executive officers.

In accordance with the advisory “say-on-frequency” vote of our stockholders at the fiscal year 2017 annual meeting of stockholders, held in January 2017, and as approved by the Board, we will include an annual advisory “say-on-pay” vote in our proxy statement, including the Proxy Statement for the fiscal year 2024 annual meeting of stockholders. Our next required stockholder advisory “say-on-frequency” vote will occur at our fiscal year 2030 annual meeting of stockholders. The most recent “say-on-pay” advisory vote occurred at the fiscal year 2023 annual meeting of stockholders, at which our stockholders approved, on an advisory basis, the compensation of our named executive officers.

Setting Executive Compensation

In making compensation decisions, the Compensation Committee relies on the following:

•	the annual reviews made by the Chief Executive Officer with respect to the performance of each of our other named executive officers;

•	the annual review conducted by the Compensation Committee with respect to the performance of the Chief Executive Officer;

•	compensation paid to executive officers of other manufacturing companies similar in size and scope as us and our competitors; and

•	our annual performance with respect to our short-term and long-term strategic plan.

There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee annually reviews information to determine the appropriate level and mix of incentive compensation when determining our executive compensation plan. Based on these factors, the Compensation Committee makes compensation decisions, including salary adjustments, annual short-term cash incentive awards, and long-term equity incentive awards for our named executive officers.

Retirement Benefits

                We offer a qualified 401(k) defined contribution plan. The ability of named executive officers to participate fully in this plan is limited under the requirements of the Internal Revenue Code of 1986, as amended, and the Employment Retirement Income Security Act of 1974, as amended. We currently match 100% of the first 2% of employee contributions.

Executive Compensation and Risk

Although a substantial portion of the compensation paid to our named executive officers is performance-based, we believe our executive compensation programs do not encourage excessive and unnecessary risk-taking by our named executive officers because these programs are designed to encourage our named executive officers to remain focused on both our short-term and long-term operation and financial goals. We achieve this balance through a combination of elements in our overall compensation plans, including: (i) elements that reward different aspects of short-term and long-term performance; (ii) incentive compensation that rewards performance on a variety of different measures; and (iii) cash awards and stock option awards, to encourage alignment with the interests of stockholders.

Clawback Policy

The Compensation Committee of the Board has adopted a formal Compensation Clawback Policy, as required by the NASDAQ Listing Standards. The Clawback Policy provides for the recovery of incentive-based compensation erroneously received by current or former executive officers during the three fiscal years immediately preceding the year in which the company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. The requirements under the Clawback Policy are separate from any recoupment required by the Sarbanes-Oxley Act of 2002. The Committee also has discretion to seek recovery of any amount that it determines was received otherwise inappropriately by such individuals.

2024 Incentive Program

Our fiscal year 2024 incentive program has two key components: (i) the Short-Term Incentive (“STI”) program, and (ii) the Long-Term Incentive (“LTI”) program. The STI program is comprised of awards based on our achievement of specific fiscal year 2024 financial objectives (the “2024 STI Award”). The LTI program is comprised of (i) an individual RSU award, based on total shareholder return (the “2024 TSR Award”), which is calculated based on the overall change in LPTH stock price per share, as compared to the Russell MicroCap Index, and (ii) retention RSUs that will vest in three equal annual installments (the “2024 Retention RSU Award” and, together with the 2024 LTI TSR Award, the “2024 LTI Awards”).

Our incentive program includes different levels of bonus opportunity based on a participant’s position with the Company. For fiscal year 2024, Mr. Rubin was the only “level one” participant, and Mr. Miranda was a “level two” participant. Bonus opportunities for Mr. Rubin and Mr. Miranda for fiscal year 2024 were calculated by applying designated portions of their respective bonus pool amounts, which were set by the Compensation Committee, to formulas for each of the components of the STI and LTI programs, as applicable.

STI Program

For both the level one and level two participant, the 2024 STI Award was based on the achievement of corporate financial objectives and personalized goals, with a minimum of 60% of the EBITDA target required to earn any bonus. The corporate financial objectives are as follows: (i) EBITDA (which is earnings before income, taxes, depreciation, and amortization) (the “EBITDA Component”); and (ii) revenue growth over that of the prior fiscal year (the “Revenue Component”). The EBITDA Component was weighted at 60%, the Revenue Component was weighted at 20%, and the personalized goals were weighted at 20%. For fiscal year 2024, the bonus pool amounts for the 2024 STI Award for Mr. Rubin and Mr. Miranda were set at $193,832 and $98,280, respectively. The Compensation Committee determined that achievement of the 2024 STI Award would be paid in cash and stock options, with the percentage split of the payout to be determined at the discretion of the Board.

                                EBITDA Component

In order for the participants to earn a bonus with respect to the EBITDA Component, we had to meet or exceed a minimum EBITDA target established by the Compensation Committee for fiscal year 2024. Further, we had to meet or exceed at least 60% of that EBITDA target in order to earn any portion of the 2024 STI Award.

For fiscal year 2024, EBITDA was a loss of approximately $3.7 million, which was below the target amount. The achieved EBITDA also did not meet 60% of the EBITDA target. Accordingly, Mr. Rubin and Mr. Miranda did not earn any portion of the 2024 STI Award.

LTI Program

The 2024 LTI Awards are comprised of two components: (i) the 2024 Retention RSU Award and (ii) the 2024 TSR Award. For fiscal year 2024, the bonus pool amounts for the 2024 LTI Award for Mr. Rubin and Mr. Miranda were set at $164,980 and $71,626, respectively. The bonus pool amounts for the 2024 Retention RSU Award and the 2024 TSR Award would each be 50% of the respective bonus pool amount for the 2024 LTI Award.

2024 Retention RSU Award

The 2024 Retention RSU Award was calculated to be $82,490 and $35,813 for Mr. Rubin and Mr. Miranda, respectively. The RSUs were granted on January 31, 2024, based on the closing bid price of $1.37 on that day, with one-third of the RSUs to vest on each of the first, second and third anniversaries of the grant date.

2024 TSR Award

In order to earn the 2024 TSR Award, the TSR calculated for LPTH stock was measured against the Russell MicroCap Index. TSR is calculated as the overall change in LPTH’s stock price per share from the beginning of fiscal year 2024 to the end of fiscal year 2024, divided by the stock price per share at the beginning of the fiscal year. The calculated TSR for fiscal year 2024 was less favorable than the change in the Russell MicroCap Index, therefore the 2024 TSR Award was not earned.

2023 Incentive Program

Our fiscal year 2023 incentive program has two key components: (i) the Short-Term Incentive (“STI”) program, and (ii) the Long-Term Incentive (“LTI”) program. The STI program is comprised of awards based on our achievement of specific fiscal year 2023 financial objectives (the “2023 STI Award”). The LTI program is comprised of (i) an individual RSU award, based on total shareholder return (the “2023 TSR Award”), which is calculated based on the overall change in LPTH stock price per share, as compared to the Russell MicroCap Index, and (ii) retention RSUs that will vest in three equal annual installments (the “2023 Retention RSU Award” and, together with the 2023 LTI TSR Award, the “2023 LTI Awards”).

Our incentive program includes different levels of bonus opportunity based on a participant’s position with the Company. For fiscal year 2023, Mr. Rubin was the only “level one” participant, and Mr. Miranda was a “level two” participant. Bonus opportunities for Mr. Rubin and Mr. Miranda for fiscal year 2023 were calculated by applying designated portions of their respective bonus pool amounts, which were set by the Compensation Committee, to formulas for each of the components of the STI and LTI programs, as applicable.

STI Program

For both the level one and level two participant, the 2023 STI Award was based on the achievement of corporate financial objectives and personalized goals, with a minimum of 60% of the EBITDA target required to earn any bonus. The corporate financial objectives are as follows: (i) EBITDA (which is earnings before income, taxes, depreciation, and amortization) (the “EBITDA Component”); and (ii) revenue growth over that of the prior fiscal year (the “Revenue Component”). The EBITDA Component was weighted at 60%, the Revenue Component was weighted at 20%, and the personalized goals were weighted at 20%. For fiscal year 2023, the bonus pool amounts for the 2023 STI Award for Mr. Rubin and Mr. Miranda were set at $186,377 and $94,500, respectively. The Compensation Committee determined that achievement of the 2023 STI Award would be paid in cash and stock options, with the percentage split of the payout to be determined at the discretion of the Board.

                EBITDA Component

In order for the participants to earn a bonus with respect to the EBITDA Component, we had to meet or exceed a minimum EBITDA target established by the Compensation Committee for fiscal year 2023. Further, we had to meet or exceed at least 60% of that EBITDA target in order to earn any portion of the 2023 STI Award.

For fiscal year 2023, EBITDA was a loss of approximately $355,000, which was below the target amount. The achieved EBITDA also did not meet 60% of the EBITDA target. Accordingly, Mr. Rubin and Mr. Miranda did not earn any portion of the 2023 STI Award.

LTI Program

The 2023 LTI Awards are comprised of two components: (i) the 2023 Retention RSU Award and (ii) the 2023 TSR Award. For fiscal year 2023, the bonus pool amounts for the 2023 LTI Award for Mr. Rubin and Mr. Miranda were set at $158,635 and $68,871, respectively. The bonus pool amounts for the 2023 Retention RSU Award and the 2023 TSR Award would each be 50% of the respective bonus pool amount for the 2023 LTI Award.

2023 Retention RSU Award

The 2023 Retention RSU Award was calculated to be $79,318 and $34,436 for Mr. Rubin and Mr. Miranda, respectively. The RSUs were granted on November 17, 2022, based on the closing bid price of $1.18 on that day, with one-third of the RSUs to vest on each of the first, second and third anniversaries of the grant date.

2023 TSR Award

In order to earn the 2023 TSR Award, the TSR calculated for LPTH stock was measured against the Russell MicroCap Index. TSR is calculated as the overall change in LPTH’s stock price per share from the beginning of fiscal year 2023 to the end of fiscal year 2023, divided by the stock price per share at the beginning of the fiscal year. The calculated TSR for fiscal year 2023 was more favorable than the change in the Russell MicroCap Index, therefore the 2023 TSR Award was earned. The 2023 TSR Award was calculated to be $79,318 and $34,436 for Mr. Rubin and Mr. Miranda, respectively. The RSUs were granted on January 31, 2024, following the annual stockholder meeting, based on the closing bid price on that day, with one-third of the RSUs to vest on each of the first, second and third anniversaries of the grant date.

2021 Incentive Program

                The 2021 incentive program included a multi-year award with performance targets for fiscal years 2021, 2022 and 2023. Mr. Rubin was eligible for this award, however no points were earned toward this award.

Summary Compensation Table

                The following table sets forth certain compensation awarded to, earned by or paid to (i) any individuals serving as our Chief Executive Officer during fiscal year 2024 and (ii) our two other most highly compensated executive officers serving as executive officers at the end of fiscal year 2024 Mr. Miranda was the only other individual serving as an executive officer at the end of fiscal year 2024.

				Stock		Option	Non-Equity Incentive Plan	All Other	Total
Name and Position	Fiscal	Salary		Awards		Awards	Compensation	Compensation	($)
	Year	($)		($) (1)		($) (2)	($)	($) (3)
(a)	(b)	(c)		(e)		(f)	(g)	(i)	(j)
Shmuel Rubin	2024	$378,092	(4)	$82,490	(4)	—	—	$17,460	$478,042
President & Chief Executive Officer	2023	$360,500	(4)	$171,765	(4)	—	—	$21,457	$553,722
Albert Miranda	2024	$243,059	(5)	$35,813	(5)	—	—	$13,665	$292,537
Chief Financial Officer	2023	$231,750	(5)	$78,959	(5)	—	—	$19,445	$330,154

Notes:

(1)

For valuation assumptions on stock awards refer to Note 10 to the Consolidated Financial Statements of our Annual Report on Form 10-K for fiscal year 2024. The disclosed amounts reflect the fair value of the RSU awards that were earned during the fiscal years ended June 30, 2024 and 2023 in accordance with FASB ASC Topic 718.

(2)	No stock option awards were granted to Mr. Rubin or Mr. Miranda during the fiscal years ended June 30, 2024 and 2023.

(3)

“All Other Compensation,” as defined by SEC rules does not include the amounts that qualify under the applicable de minimis rule for all periods presented. The de minimis rules does not require reporting of perquisites and other compensation that totals less than $10,000 in the aggregate. For fiscal year 2024 and 2023, the nature of these compensatory items includes our contribution toward the premium costs for employee and dependent medical, life, and disability income insurances, benefits generally available to our employees, vacation buyout, and the Company’s match on contributions under the 401k plan.

(4)

Mr. Rubin’s base salary was 79% and 65% of his total compensation for fiscal years 2024 and 2023, respectively. For fiscal year 2024, Mr. Rubin was granted an RSU award in connection with the 2024 Retention RSU Award. For fiscal year 2023, Mr. Rubin was granted an RSU award in connection with the 2023 Retention RSU Award and was also granted an RSA Award in lieu of an adjustment to his cash compensation. The amounts in the table reflect the fair value of these awards in accordance with FASB ASC Topic 718. For additional information with respect to this grant, including the vesting schedules, please see “Discussion of Summary Compensation Table of Named Executive Officers” below.

(5)

Mr. Miranda’s base salary was 83% and 70% of his total compensation for fiscal years 2024 and 2023, respectively. For fiscal year 2024 Mr. Miranda was granted an RSU award in connection with the 2024 Retention RSU Award. For fiscal year 2023, Mr. Miranda was granted an RSU award in connection with the 2023 Retention RSU Award and was also granted an RSA Award in lieu of an adjustment to his cash compensation. The amount in the table reflects the fair value of this award in accordance with FASB ASC Topic 718. For additional information with respect to these grants, including the vesting schedules, please see “Discussion of Summary Compensation Table of Named Executive Officers” below.

Narrative Discussion of Summary Compensation Table of Named Executive Officers

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the foregoing Summary Compensation Table.

With respect to fiscal year 2024, each named executive officer received a base salary and certain named executive officers were eligible for a 2024 STI Award, a 2024 Retention RSU Award, and a 2024 TSR Award. Information on the specific components of executive compensation for fiscal year 2024 can be found above under the heading “2024 Incentive Program.” With respect to fiscal year 2023, each named executive officer received a base salary and certain named executive officers were eligible for a 2023 STI Award, a 2023 Retention RSU Award, and a 2023 TSR Award. Information on the specific components of executive compensation for fiscal year 2023 can be found above under the heading “2023 Incentive Program.”

Employment Agreements

Shmuel Rubin

In connection with Mr. Rubin’s appointment, the Company entered into an employment agreement with Mr. Rubin on February 24, 2020 (the “Rubin Employment Agreement”). The Company and Mr. Rubin orally agreed that Mr. Rubin’s appointment as the President and CEO of the Company would be effective on March 9, 2020. The Agreement does not provide for a specified term of employment and Mr. Rubin’s employment is on an at-will basis. Mr. Rubin receives an annual base salary of $390,000, payable in equal bi-weekly installments, and is eligible to participate in all of the Company’s bonus, incentive compensation, and performance based compensation plans, including, but not limited to the “SICP”, under which the Company’s executive officers are eligible to earn incentive compensation consisting of cash and/or equity awards based upon the achievement of certain individual and/or Company performance goals set by the Compensation Committee. The Company’s incentive bonus program includes different levels of bonus opportunity based on a participant’s position with the Company. For this purpose, Mr. Rubin is considered a “level one” participant.

Mr. Rubin is eligible to participate in the Company’s employee benefit, welfare, and other plans, as may be maintained by the Company from time to time. The Company also agreed to provide a relocation allowance of up to $50,000 payable by the Company on receipt of relocation expense receipts. The total period for relocation reimbursement concluded on August 1, 2020. The Company will provide up to $15,000 in addition to the reimbursed relocation expenses to account for federal income taxes incurred by Mr. Rubin as a result of the relocation reimbursement. Mr. Rubin was required to reimburse the Company a prorated portion of all expenses paid by the Company if he left the Company for any reason other than death, disability, or discharge without cause within twelve (12) months of his relocation.

Pursuant to the Rubin Employment Agreement, Mr. Rubin was granted, on a one-time basis, a restricted stock award consisting of 100,000 shares of the Company’s Class A common Stock, par value $0.01 per share, with 50% of the shares of the Class A common stock vesting on the third anniversary of the grant date, and the remaining 50% vesting on the fourth anniversary of the grant date. The restricted stock award will be in all respects subject to the SICP and any amendments thereto, and conditioned upon Mr. Rubin’s execution of a restricted stock award agreement evidencing the grant.

Also pursuant to the Rubin Employment Agreement, Mr. Rubin was granted option to purchase 225,000 shares of the Company’s Class A common stock, having an exercise price per share equal to the greater of (i) $1.37 per share or (ii) 115% of the closing bid price of the Class A common stock as reported on the NCM on the grant date, or February 24, 2020. Fifty-thousand shares of the Common Stock underlying the stock option will vest on each of the first, second, and third, anniversaries of the grant date, with the remaining seventy-five thousand shares of the Common Stock vesting on the fourth anniversary of the grant date. The option award will have a ten-year term, subject to earlier expiration as provided in the SICP or the option agreement. The option award will be in all respects subject to the SICP and any amendments thereto, and conditioned upon Mr. Rubin’s execution of a stock option agreement evidencing the grant of the option award.

Albert Miranda

In connection with Mr. Miranda’s appointment, we entered into an employment agreement with Mr. Miranda on April 19, 2021 (the “Miranda Employment Agreement”). Pursuant to the Miranda Employment Agreement, Mr. Miranda served as Vice President of Finance beginning on April 19, 2021 until May 7, 2021, at which time, Mr. Miranda transitioned into the role of Chief Financial Officer. The Miranda Employment Agreement does not provide for a specified term of employment and Mr. Miranda’s employment is on an at-will basis. Mr. Miranda receives an annual base salary of $251,000, payable in equal bi-weekly installments, and is eligible to participate in all of our bonus, incentive compensation, and performance based compensation plans, including, but not limited to, the SICP, under which our executive officers are eligible to earn incentive compensation consisting of cash and/or equity awards based upon the achievement of certain individual and/or performance goals set by the Compensation Committee.

Mr. Miranda is eligible to participate in our employee benefit, welfare, and other plans, as may be maintained by us from time to time. We agreed to provide a relocation allowance of up to $10,000 payable by us on receipt of relocation expense receipts. The total period for relocation reimbursement concluded six months from the effective date of the Miranda Employment Agreement; however, exceptions may be granted by the Compensation Committee. Mr. Miranda must reimburse the Company a prorated portion of all expenses paid by us if he leaves us for any reason other than death, disability, or discharge without cause within twelve (12) months of his relocation.

Pursuant to the Miranda Employment Agreement, we granted Mr. Miranda an option to purchase up to 75,000 shares of Class A common stock, having an exercise price per share equal to the greater of (i) our book value per share on that date or (ii) 115% of the closing bid price of the Class A common stock as reported on the NCM on the grant date. The stock options will have a four-year vesting period with 25% vesting each year. The option award will have a ten-year term, subject to earlier expiration as provided in the SICP or the option agreement, as defined below. The option award will be in all respects subject to the SICP and any amendments thereto, and the option award.

Potential Payments Upon Termination or Change-of-Control

Neither Mr. Rubin nor Mr. Miranda are entitled to any payments upon termination or change-of-control.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				RSU Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable	(c) Number of Securities Underlying Unexercised Options (#) Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested	(h) Market Value of Shares or Units of Stock That Have Not Vested	Vesting Schedule
Shmuel Rubin	225,000	--	$ 1.58				50,000 shares/yr for 3 yrs; 75,000 shares on 4th anniversary
				11/11/2031	14,138	$ 17,674	3 years, 1/3 per year
				11/17/2032	44,813	$ 56,016	3 years, 1/3 per year
				1/31/2034	118,108	$ 147,635	3 years, 1/3 per year
Albert Miranda	56,250	18,750	$ 3.02	4/19/2031			25%/yr for 4 yrs
				11/11/2031	6,139	$ 7,673	3 years, 1/3 per year
				11/17/2032	19,455	$ 24,319	3 years, 1/3 per year
				1/31/2034	51,277	$ 64,096	3 years, 1/3 per year

The stock options were issued pursuant to the SICP and have a ten-year life. The options will terminate 90 days after termination of employment, or in the case of termination due to death or permanent disability, the options will terminate one year after the date of termination.

Director Compensation

The table below summarizes the compensation paid by us to non-employee directors for fiscal year 2024:

	Fees Earned or		Stock	All Other	Total
Name (1)	Paid in Cash		Awards	Compensation	($)
	($)(2)		($)(4)	($)
(a)	(b)		(c)	(g)	(h)
M. Scott Faris, Chair	$55,000		$60,000	$-	$115,000
Louis Leeburg	$22,000	(3)	$-	$-	$22,000
Dr. Joseph Menaker	$36,000		$60,000	$-	$96,000
Darcie Peck	$40,000		$60,000	$-	$100,000
S. Eric Creviston	$40,000		$60,000	$-	$100,000
Kim Crider	$18,000		$60,000	$-	$78,000

(1)

Shmuel Rubin, our President and Chief Executive Officer during fiscal year 2024, is not included in this table as he was an employee and, thus, received no compensation for his services as a director. The compensation received by Mr. Rubin as an employee is disclosed in the Summary Compensation Table on page 48.

50

(2)

Total fees earned for fiscal year 2024 includes all fees earned, including earned but unpaid fees. The amounts of unpaid fees for each director as of June 30, 2024, were as follows: Mr. Faris - $41,250, Mr. Leeburg - $11,000, Ms. Crider - $18,000, Dr. Menaker - $27,000, Ms. Peck - $31,000 and Mr. Creviston - $30,000.

(3)	Mr. Leeburg retired during fiscal 2024, and was compensated through the last quarter he served as a director.

(4)

The table reflects the fair value amount for RSUs granted for the fiscal year ended June 30, 2024, in accordance with ASC Topic 718. The directors were entitled to a restricted stock award equal to $60,000. The Company has a policy of granting performance-related stock options and RSUs at the greater of the closing bid price of our Class A common stock on the grant date or the book value per share of our Class A common stock as of the end of the most recent fiscal quarter. The fiscal year 2024 director award of 43,796 RSUs was based on the closing bid price of our Class A common stock on the grant date, or $1.37.

Discussion of the Summary Compensation Table of Directors

     The following is a discussion of the material information that we believe is necessary to understand the information disclosed in the Summary Compensation Table. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as a director as well as the skill-level required by us of members of our Board. For fiscal year 2024, the cash and stock-based incentive compensation awarded to directors remained essentially at the same levels set in fiscal year 2023. For fiscal year 2025, the cash and stock-based incentive compensation awarded to directors is expected to remain at the same levels set in fiscal 2024.

Cash Compensation Paid to Board Members

                During fiscal year 2024, directors received a monthly retainer of $3,000 per month. There are no meeting attendance fees paid unless, by action of the Board, such fees are deemed advisable due to a special project or other effort requiring extra-normal commitment of time and effort. Additionally, fees are paid to the Chair of the Board and Committee Chairs for their additional responsibilities in overseeing their respective functions. Due to mid-year director appointments and committee changes, certain fees were pro-rated for fiscal year 2024. The following table sets forth the annual fees paid to each director for fiscal year 2024:

	Board Fee	Chair Fee	Committee Chair Fee	Total Fees Earned for Fiscal Year 2024
M. Scott Faris	$36,000	$15,000	$4,000	$55,000
Louis Leeburg	$18,000		$4,000	$22,000
Dr. Joseph Menaker	$36,000			$36,000
Darcie Peck	$36,000		$4,000	$40,000
S. Eric Creviston	$36,000		$4,000	$40,000
Kim Crider	$18,000			$18,000
Shmuel Rubin (1)	$-			$-

(1)	Mr. Rubin did not receive any compensation for his service as a director because he is also an employee.

Stock Option/Restricted Stock Program

                All directors are eligible to receive equity incentives under the SICP, including stock options, restricted stock awards, or RSUs. In fiscal year 2024, the following directors received grants under the SICP:

Name of Director (1)	Restricted Stock Units Number of Units Granted	Grant Date	Fair Value Per Share
M. Scott Faris, Chair	43,796	1/31/2024	$1.37
Dr. Joseph Menaker	43,796	1/31/2024	$1.37
Darcie Peck	43,796	1/31/2024	$1.37
S. Eric Creviston	43,796	1/31/2024	$1.37
Kim Crider	43,796	1/31/2024	$1.37
	218,980

(1)	Mr. Rubin did not receive any compensation for his service as a director because he is also an employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of September 6, 2024, the number and percentage of outstanding shares of our Class A common stock, owned by: (i) each of our directors (which includes all nominees), (ii) each of the named executive officers, (iii) our directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding Class A common stock. The number of shares of Class A common stock outstanding as of September 6, 2024 was 39,254,643.

The number of shares beneficially owned by each director, named executive officer, and greater than 5% beneficial owner is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of September 6, 2024, through the exercise of any stock option or other right to purchase, such as a warrant. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest. The table that follows is based upon information supplied in a questionnaire completed by each named executive officer and director and stockholders beneficially owning greater than 5% of our Class A common stock.

	Securities
	Class A Common Stock
Name and Address (1)	Restricted (2)	Common Stock	Stock Options	Amount of Shares of Class A Common Stock Beneficially Owned		Percent Owned (%)
M. Scott Faris, Chair	445,205	3,940		449,145		1.1%
Dr. Joseph Menaker, Director	229,738			229,738		*
Darcie Peck, Director	43,796	159,655		203,451	(3)	*
S. Eric Creviston, Director	43,796	108,261		152,057		*
Kim Crider, Director	43,796			43,796		*
Shmuel Rubin, CEO	177,059	170,378	225,000	572,437		1.4%
Albert Miranda, CFO	76,871	31,205	56,250	164,326		*

All directors and executive officers currently holding office as a group (7 persons)	1,060,261	473,439	281,250	1,814,950		4.5%

Greater than 5% beneficial owners:
AIGH Capital Management, LLC		3,723,932		3,723,932		9.5%
AMH Equity, LLC / Leviticus Partners, L.P.		2,959,230		2,959,230		7.5%
Marathon Micro Fund, LP		2,075,000		2,075,000		5.3%
Archon Capital Management LLC		2,045,534		2,045,534		5.2%

*Less than 1%

Notes:

(1)

Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all directors and officers is “in care of” LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, Florida 32826. The address for AIGH Capital Management, LLC, as filed on a Schedule 13G/A filed on February 7, 2024, is 6006 Berkeley Ave, Baltimore, MD 21209. The address for AMH Equity LLC / Leviticus Partners, L.P., as jointly filed on a Schedule 13G/A filed on February 13, 2024, is 32 Old Mill Road, Great Neck, NY 11023. The address for Marathon Micro Fund, L.P., as filed on Schedule 13G/A filed on February 3, 2023, is 4 North Park Drive, Suite 106, Hunt Valley, MD 21030. The address for Archon Capital Management LLC, as filed on Schedule 13G filed on February 13, 2024, is 1100 19th Avenue E, Seattle, Washington 98112.

(2)

Historically, restricted stock units (“RSUs”) awarded to our directors vest over three years. Beginning with the November 2021 grants, RSUs awarded to our directors now vest over one year, to more accurately reflect the period of service. Except for Darcie Peck and Eric Creviston, all of our directors have elected to defer receipt of the vested shares until after they leave the Board, either by reason of resignation, termination, or otherwise. For the directors who have elected to defer, the vested shares remain unissued. All of the directors’ unvested RSUs will vest upon such director’s resignation or termination from the Board. The amounts of restricted stock set forth above reflects both vested and unvested shares included in the RSU awards. As of September 6, 2024, the amounts of vested and unissued shares for each director, other than Mr. Rubin, are as follows: Mr. Faris – 445,205, and Dr. Menaker – 229,738; Ms. Peck, Mr. Creviston and Ms. Crider do not have any vested and unissued shares.

(3)	Includes 22,500 shares of Class A common stock, which are held by Ms. Peck’s husband.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise and grant price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,965,361	$1.59	863,305
Equity compensation plans not approved by security holders	-	-	-

(1)

Represents the number of underlying shares of Class A common stock associated with outstanding stock options and outstanding RSUs and RSAs that have been granted, but not yet issued, pursuant to either the Omnibus Plan or the SICP, as applicable.

(2)

Represents weighted-average exercise price of stock options outstanding under the Omnibus Plan or the SICP, as applicable. The weighted-average exercise price includes the RSU and RSA awards at the issue date stock price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

In accordance with the NCM and SEC rules, the Board affirmatively determines the independence of each director and director nominee in accordance with guidelines it has adopted, which include all elements of independence set forth in the NCM listing standards. Based on these standards, the Board has determined that as of the end of fiscal year 2024, each of the following non-employee directors was independent and has no relationship with us, except as one of our directors and stockholders:

M. Scott Faris	Kim Crider
Darcie Peck	S. Eric Creviston
Joseph Menaker

Based on these standards, the Board determined Shmuel Rubin, currently a Class III Director, is not independent.

All of the members of the Audit, Nominating, and Compensation Committees are independent.

The Board approved an Amended and Restated Code of Business Conduct and Ethics (the “Code”) on April 28, 2016. The Code applies to all of our employees, officers, and directors, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Board also approved an Amended and Restated Code of Business Conduct and Ethics for Senior Financial Officers (the “Senior Financial Officer Code”), which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer, controller, accounting manager, and persons performing similar functions. Copies of the Code and the Senior Financial Officer Code are available on our website at www.lightpath.com, under the “Investors” tab, or may be obtained free of charge by writing to: Corporate Secretary, LightPath Technologies, Inc., 2603 Challenger Tech Court, Suite 100, Orlando, Florida 32826.

Related Party Transactions

                When we are contemplating entering into any transaction in which any executive officer, director, director nominee, or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the Audit Committee (other than any interested director) for approval or disapproval. Neither the Audit Committee nor the Board have adopted a written policy for reviewing related party transactions but when presented with such transaction, the transaction is discussed by the Audit Committee and documented in its meeting minutes.

                The Code also requires our employees, officers, and directors to provide prompt and full disclosure of all potential conflicts of interest to the appropriate person. These conflicts of interest may be specific to the individual or may extend to his or her family members. Any officer who has a conflict of interest with respect to any matter is required to disclose the matter to our Chief Executive Officer or, in the case of the Chief Executive Officer, to the Chair of the Audit Committee. All other employees are required to make prompt and full disclosure of any conflict of interest to his or her immediate supervisor, who will then make prompt and full disclosure to our Chief Executive Officer. Directors are required to disclose any conflict of interests to the Chair of the Audit Committee and are prohibited from voting on any matter(s) in which they have a conflict of interest. In addition, directors and executive officers are required to disclose in an annual questionnaire, any current or proposed conflict of interests (including related party transactions).

From the period beginning July 1, 2023 and ending September 16, 2024, there were no current or proposed material related party transactions.

Item 14. Principal Accountant Fees and Services.

The following table presents fees paid or to be paid for professional audit services rendered by MSL for the audit of our annual financial statements during the years ended June 30, 2024 and 2023, review of financial statements included in our quarterly reports during the years ended June 30, 2024 and 2023, and fees billed for other services rendered:

	Fiscal Year 2024	Fiscal Year 2023
Audit Fees (1)	$185,200	$177,850
Tax Fees (2)	-	28,000
All Other Fees (3)	19,900	25,910
Total All Fees (4)	$205,100	$231,760

(1)

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.

(2)

Tax fees consisted of fees billed for professional services rendered for the preparation and filing of our annual tax returns for fiscal year 2022. We did not engage MSL to prepare and file our annual tax returns for fiscal year 2023.

(3)

All other fees for fiscal year 2024 primarily consist of fees billed for professional services related to the at-the-market equity program. All Other Fees for fiscal year 2023 consist of fees billed for professional services related to the Prospectus filed on January 12, 2023, and due diligence procedures in connection with an acquisition.

(4)	There were no audit-related fees during fiscal year 2024 or fiscal year 2023.

The Audit Committee has adopted policies and procedures to oversee the external audit process including engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by MSL, as applicable. The Audit Committee has pre-approved all fees for audit, audit-related and non-audit work performed.

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

56

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

3.1.15

Certificate of Amendment of Certificate of Incorporation of LightPath Technologies, Inc., filed January 31, 2024 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 6, 2024, and is incorporated herein by references thereto.

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

57

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

58

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

10.30

Bridge Note dated August 6, 2024 by LightPath Technologies, Inc. in favor of Lytton-Kambara Foundation which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on August 12, 2024, and is incorporated herein by reference thereto.

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

19.1	Guide for Trading in Securities*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of MSL, P.A.*

24	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.*

97.1	Clawback Policy.*

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Presentation Linkbase Document*

104 The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in iXBRL.

*filed herewith

Item 16. Form 10-K Summary.

None.

59

LightPath Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of LightPath Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consoli-dated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall pre-sentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Inventory Allowance

As disclosed in Notes 2 and 5 of the notes to the consolidated financial statements, the Company records an estimated inventory allowance to state the Company’s inventories at the lower of cost or net realizable value. The Company relies on, among other things, past usage, sales experience, recent order and quote activity, future sales forecasts, and its strategic business plan to develop the estimate. As a result of management’s assessment, the Company recorded an inventory allowance of approxi-mately $1,225,000 as of June 30, 2024.

Auditing management’s estimate of the inventory allowance involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating future inventory turnover and sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an under-standing and evaluated the design of internal controls that address the risks of material misstatement relating to recording inventory at the lower of cost or net realizable value. We tested the accuracy and completeness of the underlying data used in calculating the inventory allowance, including testing of a sample of inventory usage transactions, and recomputed the allowance calculation. We also evaluated the Company’s ability to accurately estimate the assumptions used to develop the estimate by comparing historical allowance amounts to the history of actual inventory write-offs. Furthermore, we considered management’s business plan and forecasts of future sales.

We have served as the Company’s auditor since 2017.

/s/ MSL, P.A.

Orlando, Florida

September 19, 2024

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	June 30,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$3,480,268	$4,687,004
Restricted cash	—	2,457,486
Trade accounts receivable, net of allowance of $25,676 and $18,502	4,928,931	6,634,574
Inventories, net	6,551,059	7,410,734
Prepaid expenses and deposits	445,900	570,293
Other current assets	131,177	—
Total current assets	15,537,335	21,760,091

Property and equipment, net	15,210,612	12,810,930
Operating lease right-of-use assets	6,741,549	9,571,604
Intangible assets, net	3,650,739	3,332,715
Goodwill	6,764,127	5,854,905
Deferred tax assets, net	123,000	140,000
Other assets	59,602	65,939
Total assets	$48,086,964	$53,536,184
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,231,713	$2,574,135
Accrued liabilities	1,911,867	662,242
Accrued payroll and benefits	1,446,452	1,499,896
Operating lease liabilities, current	1,059,998	969,890
Loans payable, current portion	209,170	1,023,814
Finance lease obligation, current portion	177,148	103,646
Total current liabilities	8,036,348	6,833,623

Deferred tax liabilities, net	326,197	465,000
Accrued liabilities, noncurrent	611,619	—
Finance lease obligation, less current portion	528,753	341,201
Operating lease liabilities, noncurrent	8,058,502	8,393,248
Loans payable, less current portion	325,880	1,550,587
Total liabilities	17,887,299	17,583,659

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting;
94,500,000 and 44,500,000 shares authorized;
39,254,643 and 37,344,739 shares issued and outstanding	392,546	373,447
Additional paid-in capital	245,140,758	242,808,771
Accumulated other comprehensive income	509,936	606,536
Accumulated deficit	(215,843,575)	(207,836,229)
Total stockholders’ equity	30,199,665	35,952,525
Total liabilities and stockholders’ equity	$48,086,964	$53,536,184

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
	June 30,
	2024	2023
Revenue, net	$31,726,192	$32,933,949
Cost of sales	23,094,946	21,859,126
Gross margin	8,631,246	11,074,823
Operating expenses:
Selling, general and administrative	12,297,383	11,437,241
New product development	2,400,420	2,145,413
Amortization of intangible assets	1,635,523	1,125,083
Loss (gain) on disposal of property and equipment	124,584	(78,373)
Total operating expenses	16,457,910	14,629,364
Operating loss	(7,826,664)	(3,554,541)
Other income (expense):
Interest expense, net	(191,862)	(283,266)
Other income, net	78,670	24,970
Total other expense, net	(113,192)	(258,296)
Loss before income taxes	(7,939,856)	(3,812,837)
Income tax provision	67,490	234,034
Net loss	$(8,007,346)	$(4,046,871)
Foreign currency translation adjustment	(96,600)	(328,589)
Comprehensive loss	$(8,103,946)	$(4,375,460)
Loss per common share (basic)	$(0.21)	$(0.13)
Number of shares used in per share calculation (basic)	37,944,935	31,637,445
Loss per common share (diluted)	$(0.21)	$(0.13)
Number of shares used in per share calculation (diluted)	37,944,935	31,637,445

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2022	27,046,790	$270,468	$232,315,003	$935,125	$(203,789,358)	$29,731,238
Issuance of common stock for:
Employee Stock Purchase Plan	33,523	335	40,045	—	—	40,380
Exercise of Stock Options, RSUs & RSAs, net	1,173,516	11,735	34,165	—	—	45,900
Issuance of common stock under public equity placement	9,090,910	90,909	9,108,601	—	—	9,199,510
Stock-based compensation on stock options, RSAs & RSUs	—	—	1,310,957	—	—	1,310,957
Foreign currency translation adjustment	—	—	—	(328,589)	—	(328,589)
Net loss	—	—	—	—	(4,046,871)	(4,046,871)
Balances at June 30, 2023	37,344,739	373,447	242,808,771	606,536	(207,836,229)	35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	30,447	304	39,373	—	—	39,677
Exercise of Stock Options, RSUs & RSAs, net	945,188	9,452	(9,452)	—	—	—
Issuance of common stock under public equity placement	585,483	5,855	800,477	—	—	806,332
Issuance of common stock for acquisition of Visimid	348,786	3,488	482,566	—	—	486,054
Stock-based compensation on stock options, RSUs & RSAs	—	—	1,019,023	—	—	1,019,023
Foreign currency translation adjustment	—	—	—	(96,600)	—	(96,600)
Net loss	—	—	—	—	(8,007,346)	(8,007,346)
Balances at June 30, 2024	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,007,346)	$(4,046,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,048,409	3,174,569
Interest from amortization of debt costs	—	58,774
Loss (gain) on disposal of property and equipment	124,584	(78,373)
Stock-based compensation on stock options, RSUs & RSAs, net	1,019,023	1,310,957
Provision for credit losses	(4,426)	8,158
Change in operating lease assets and liabilities	183,393	(231,561)
Inventory write-offs to allowance	136,676	316,297
Deferred taxes	(121,803)	(73,015)
Changes in operating assets and liabilities:
Trade accounts receivable	1,498,698	(1,431,440)
Other current assets	(131,177)	—
Inventories	960,739	(741,604)
Prepaid expenses and deposits	133,810	(97,792)
Accounts payable and accrued liabilities	680,457	(977,622)
Net cash provided by (used in) operating activities	521,037	(2,809,523)

Cash flows from investing activities:
Purchase of property and equipment	(2,182,805)	(3,077,154)
Proceeds from sale of equipment	—	209,169
Proceeds from sale-leaseback of equipment	364,710	—
Acquisition of Visimid Technologies, net of cash acquired	(847,141)	—
Net cash used in investing activities	(2,665,236)	(2,867,985)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	39,677	40,380
Proceeds from issuance of common stock under public equity placement	806,332	9,199,510
Borrowings on loans payable	278,926	141,245
Payments on loans payable	(2,459,474)	(1,852,256)
Repayment of finance lease obligations	(131,901)	(73,003)
Net cash (used in) provided by financing activities	(1,466,440)	7,455,876
Effect of exchange rate on cash and cash equivalents	(53,583)	(141,769)
Change in cash, cash equivalents and restricted cash	(3,664,222)	1,636,599
Cash, cash equivalents and restricted cash, beginning of period	7,144,490	5,507,891
Cash, cash equivalents and restricted cash, end of period	$3,480,268	$7,144,490

Supplemental disclosure of cash flow information:
Interest paid in cash	$196,541	$221,773
Income taxes paid	$166,858	$428,914
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$396,058	$451,058
Equipment deposit paid in restricted stock	—	$45,900
Operating right-of-use assets acquired in exchange for operating lease liabilities	$92,136	—

 The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

1. Organization and History

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “us” or “our”) was incorporated in Delaware in 1992. It was the successor to LightPath Technologies Limited Partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation formed in 1985. The Company completed its initial public offering during fiscal year 1996. On April 14, 2000, the Company acquired Horizon Photonics, Inc. (“Horizon”). On September 20, 2000, the Company acquired Geltech, Inc. (“Geltech”). In November 2005, we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary located in Jiading, People’s Republic of China. In December 2013, we formed LightPath Optical Instrumentation (Zhenjiang) Co., Ltd (“LPOIZ”), a wholly-owned subsidiary located in Zhenjiang, Jiangsu Province, People’s Republic of China. Effective February 28, 2023, the legal entities of LPOI and LPOIZ were merged, with LPOIZ as the surviving company. In December 2016, we acquired ISP Optics Corporation, a New York corporation (“ISP”), and its wholly-owned subsidiary, ISP Optics Latvia, SIA, a limited liability company founded in 1998 under the Laws of the Republic of Latvia (“ISP Latvia”).

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

LightPath is a manufacturer of optical components, assemblies and sub-systems, including precision molded glass aspheric optics, infrared optics, thermal imaging assemblies and cores, and other optical components used in products that manipulate light. LightPath designs, develops and manufactures optical components and sub-system level lens assemblies utilizing advanced optical manufacturing processes. LightPath products are incorporated into a variety of applications by customers in many industries, including defense products, night vision systems, medical devices, laser aided industrial tools, automotive safety applications, telecommunications, machine vision and sensors, among others. Many of our optical assemblies and sub-systems consist of several products that we manufacture.

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

Restricted cash is presented in the Consolidated Balance Sheet as of June 30, 2023, and consists of amounts held in a restricted account as collateral for a loan agreement. See Note 14, Loans Payable, to these Consolidated Financial Statements for additional information. Our restricted cash was held in a money market account. Cash and cash equivalents and restricted cash presented in the Consolidated Balance Sheet as of June 30, 2023 are combined in the Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023. The Company did not have any restricted cash as of June 30, 2024.

Allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance based on historical write-off experience and expected future default probabilities based on our ongoing evaluations of our customers’ financial condition. The allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. Accounts receivable are customer obligations due under normal trade terms, which are generally net 30 days. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2024 and 2023. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, know-how/trade secrets and trademarks. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill or amortizable intangible assets may not be recoverable.

The Company will assess the qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further steps are required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company did not record any impairment of goodwill or amortizable intangible assets during the fiscal years ended June 30, 2024 or 2023.

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities on the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of long-term debt and long-term debt, net of current portion on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the consolidated balance sheet with an intial term of one year or less. The Company does not separate lease and non-lease components but rather accounts for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

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

Our cash, cash equivalents and restricted cash totaled approximately $3.5 million at June 30, 2024. Of this amount, less than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company. During fiscal year 2020, we began to accrue for the applicable Chinese withholding taxes on the portion of earnings that we intend to repatriate. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated. During fiscal years 2024 and 2023, we repatriated approximately $1.4 million and $1.9 million, respectively, from LPOIZ. As of June 30, 2024, LPOIZ had approximately $1.6 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2024. LPOI did not have any earnings available for repatriation as of the date of merger with LPOIZ.

Beginning in fiscal year 2019, earnings from the Company’s non-U.S. subsidiaries were subject to the global intangible low-taxed income (“GILTI”) inclusion pursuant to U.S. income tax rules. See Note 9, Income Taxes, to these Consolidated Financial Statements for additional information.

Revenue recognition – See Note 4, Revenue, to these Consolidated Financial Statements for additional information.

VAT is computed on the gross sales price on all sales of the Company’s products sold in the People’s Republic of China and Latvia. The VAT rates range up to 21%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT receivables and payables on a net basis in the accompanying Consolidated Financial Statements. These amounts were not significant as of June 30, 2024 and 2023.

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

The respective carrying value of financial instruments recorded on the consolidated balance sheets approximated their fair values. These financial instruments include accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s finance lease obligations and loans payable approximate their carrying values, based upon current rates available to us. See Note 13, Leases and Note 14, Loans Payable, to these Consolidated Financial Statements for additional information. Management considers these fair value estimates to be level 2 fair value measurements.

The Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

Debt issuance costs are recorded as a reduction to the carrying value of the related notes payable, by the same amount, and are amortized ratably over the term of the related note.

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) has two components, net income, and other comprehensive income (loss), and is included on the Consolidated Statements of Comprehensive Income (Loss). Our other comprehensive income consists of foreign currency translation adjustments made for financial reporting purposes.

Business segments. As the Company only operates in principally one reportable business segment, no additional reporting is required.

Recent accounting pronouncements. There are no new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2024 that are expected to have a material impact on the Consolidated Financial Statements.

3. Acquisition of Visimid Technologies

In July 2023, the Company acquired Visimid, pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Acquisition Date”).

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s consolidated financial statements reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000 and $125,000 were paid in October 2023 and January 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the accompanying consolidated balance sheet as of June 30, 2024.

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

For the fiscal year ended June 30, 2024, the Company incurred approximately $98,000, in acquisition costs. These costs are included in the consolidated statements of comprehensive income (loss) in the line item entitled “Selling, general and administrative.” This is in addition to the previously disclosed $140,000 in acquisition costs which were recorded during the fiscal year ended June 30, 2023.

Prior to the Acquisition, the Company had a preexisting relationship with Visimid. The Company contracted Visimid for engineering services and purchased infrared camera cores from Visimid on an arms’ length basis. The Company had also partnered with Visimid for the development of the Mantis camera.

4. Revenue

Product Revenue

The Company manufactures optical components and higher-level assemblies, including precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses, and other optical materials used to produce products that manipulate light. The Company designs, develops, manufactures, and distributes optical components and assemblies utilizing advanced optical manufacturing processes. The Company also provide engineering services and perform research and development for optical solutions for a wide range of optics markets. Revenue is derived primarily from the sale of optical components and assemblies.

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

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was $725,000 and $314,000 as of June 30, 2024 and 2023, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The Company previously organized its products in three groups: precision molded optics (“PMO”), infrared, and specialty products. Revenues from product development agreements for engineering services were included in specialty products. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. Assemblies and modules were previously included in PMO, infrared or specialty products, depending on the lens type.

Revenue by product group for the fiscal years ended June 30, 2024 and 2023 was as follows, with fiscal year 2023 amounts reclassified from those previously reported to conform to current classification:

	Year Ended June 30,
	2024	2023
Infrared components	$14,089,277	$14,392,960
Visible components	11,233,737	13,438,814
Assemblies and modules	4,451,165	4,680,354
Engineering services	1,952,013	421,821
Total revenue	$31,726,192	$32,933,949

5. Inventories, net

The components of inventories include the following:

	June 30, 2024	June 30, 2023
Raw materials	$3,112,428	$2,999,879
Work in process	2,333,240	2,909,439
Finished goods	2,330,287	2,626,106
Allowance for obsolescence	(1,224,896)	(1,124,690)
	$6,551,059	$7,410,734

During fiscal years 2024 and 2023, the Company evaluated all allowed items and disposed of approximately $137,000 and $316,000, respectively, of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.4 million and $1.5 million at June 30, 2024 and 2023, respectively.

6. Property and Equipment, net

Property and equipment consist of the following:

	Estimated Lives (Years)	June 30, 2024	June 30, 2023
Manufacturing equipment	5 - 10	$22,582,429	$22,296,320
Computer equipment and software	3 - 5	970,494	973,549
Furniture and fixtures	5	349,932	350,289
Leasehold improvements	5 - 10	8,964,714	2,742,344
Construction in progress		646,217	3,067,896
Total property and equipment		33,513,786	29,430,398
Less accumulated depreciation and amortization		(18,303,174)	(16,619,468)
Total property and equipment, net		$15,210,612	$12,810,930

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

7. Goodwill and Intangible Assets

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

The increase in goodwill during the year ended June 30, 2024 was due to the acquisition of Visimid. See Note 3, Acquisition of Visimid Technologies, to these consolidated financial statements, for more information.

There have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	June 30, 2024	June 30, 2023
Customer relationships	10 - 15	$3,712,300	$3,590,000
Trade secrets	8 - 10	4,197,304	3,272,000
Trademarks	8 - 10	4,256,418	3,814,000
Backlog	1	463,525	—
Total intangible assets		12,629,547	10,676,000
Less accumulated amortization		(8,978,808)	(7,343,285)
Total intangible assets, net		$3,650,739	$3,332,715

Future amortization of identifiable intangible assets is as follows:

Fiscal year ending:
June 30, 2025	$884,654
June 30, 2026	388,336
June 30, 2027	388,336
June 30, 2028	388,336
June 30, 2029	388,336
After June 30, 2029	1,212,741
$3,650,739

8. Stockholders’ Equity

Effective January 31, 2024, the Company’s authorized capital stock increased from 55,000,000 to 105,000,000 shares, comprised of 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

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

Of the 100,000,000 shares of common stock authorized, the Board of Directors has previously designated 94,500,000 shares authorized as Class A common stock. The stockholders of Class A common stock are entitled to one vote for each share held. The remaining 5,500,000 shares of authorized common stock were designated as Class E-1 common stock, Class E-2 common stock, or Class E-3 common stock, all previously outstanding shares of which have been previously redeemed or converted into shares of Class A common stock.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

9. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended June 30,
	2024	2023
Pretax income (loss):
United States	$(8,562,920)	$(5,697,853)
Foreign	623,064	1,885,016
Loss before income taxes	$(7,939,856)	$(3,812,837)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2024	2023
Current:
Federal tax	$-	$-
State	3,800	3,799
Foreign	185,493	303,235
Total current	189,293	307,034

Deferred:
Federal tax	17,000	3,000
State	-	-
Foreign	(138,803)	(76,000)
Total deferred	(121,803)	(73,000)

Total income tax provision	$67,490	$234,034

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30,
	2024	2023

U.S. federal statutory tax rate	21.0%	21.0%

Income tax provision reconciliation:
Tax at statutory rate:	$(1,667,370)	$(800,696)
Net foreign income subject to lower tax rate	(99,300)	(396,742)
State income taxes, net of federal benefit	(299,233)	(303,366)
Valuation allowance	1,026,000	(3,331,277)
NOL expiration and adjustments	1,325,111	4,015,752
GILTI	-	192,452
Federal research and development and other credits	(150,873)	491,112
Stock-based compensation	(4,134)	(34,976)
Other permanent differences	(64,794)	(57,762)
Other, net	2,083	459,537
	$67,490	$234,034

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which, among other things, is intended to provide emergency assistance to qualifying businesses and individuals. The Company elected to utilize the payroll tax deferral under the CARES Act, resulting in cash savings of approximately $325,000, accrued as of June 30, 2021. Half of this amount was remitted on December 31, 2021, with the remainder remitted on December 31, 2022 and no balance due as of June 30, 2023.

Income Tax Law of the People’s Republic of China

The Company’s Chinese subsidiaries, LPOI and LPOIZ, are governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2024 and 2023, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. The net deferred tax liability for LPOIZ is approximately $415,000 and $465,000 as of June 30, 2024 and 2023, respectively, primarily related to timing differences related to accelerated depreciation on fixed assets.

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

During the years ended June 30, 2024 and 2023, the Company declared and paid intercompany dividends of $1.4 million and $1.9 million, respectively, from LPOIZ, payable to the Company as its parent company. Accordingly, the Company paid Chinese withholding taxes of $152,000 and $210,000 associated with these dividends during fiscal years 2024 and 2023, respectively. Income tax expense associated with these dividends was $152,000 and $210,000 for fiscal years 2024 and 2023, respectively. Accrued and unpaid withholding taxes were approximately $40,000 as of both June 30, 2024 and 2023. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows at June 30:

	Year Ended June 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$9,544,000	$9,243,000
Stock-based compensation	275,000	340,000
R&D and other credits	1,935,000	1,787,000
Capitalized R&D expenses	887,000	763,000
Inventories	200,698	200,000
Accrued expenses and other	150,000	15,000
Gross deferred tax assets	12,991,698	12,348,000
Valuation allowance for deferred tax assets	(12,083,000)	(11,057,000)
Total deferred tax assets	908,698	1,291,000
Deferred tax liabilities:
Depreciation and other	(602,895)	(740,000)
Intangible assets	(509,000)	(876,000)
Total deferred tax liabilities	(1,111,895)	(1,616,000)
Net deferred tax assets (liabilities)	$(203,197)	$(325,000)

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s largest deferred tax asset is related to its U.S. federal NOL carryforwards. In order to fully realize this deferred tax asset, the Company would need to generate future taxable income of approximately $39 million prior to the expiration of the carry-forwards, of which $21 million expire from 2025 through 2034 and $18 million do not expire. Based on the level of historical taxable income (loss), management has provided for a valuation adjustment against the deferred tax assets of approximately $12.1 million at June 30, 2024, an increase of approximately $1.0 million as compared to June 30, 2023. The increase in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The U.S. net deferred tax asset of $123,000 results from federal and state tax credits with indefinite carryover periods. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

At June 30, 2024, in addition to net operating loss carry forwards, the Company also has research and development and other credit carry forwards of approximately $1.5 million, which will expire from 2025 through 2044. A portion of the NOL carry forwards may be subject to certain limitations of the Internal Revenue Code Sections 382 and 383, which would restrict the annual utilization in future periods due principally to changes in ownership in prior periods.

10. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s directors, officers, and key employees were granted stock-based compensation through the Omnibus Plan, through October 2018 and after that date, the SICP. Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At the Company’s 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder. At the Company’s 2022 Annual Stockholders Meeting, our stockholders authorized an additional 2,100,000 shares of our Class A common stock for issuance pursuant to awards granted thereunder. As of June 30, 2024, 863,305 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A common stock on specified dates (June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A common stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $4,000 for each of the fiscal years ended June 30, 2024 and 2023, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Outstanding at June 30, 2024	Available for Issuance at June 30, 2024
SICP (or Omnibus Plan)	7,215,625	1,965,361	863,305
2014 ESPP	400,000	-	213,473
	7,615,625	1,965,361	1,076,778

Grant Date Fair Values and Underlying Assumptions; Contractual Terms —The Company estimates the fair value of each equity option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The 2014 ESPP fair value is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the years ended June 30, 2024 and 2023. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the year ended June 30, 2023. For stock options granted in the year ended June 30, 2024, the Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

Year Ended June 30, 2024
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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Information Regarding Current Share-Based Payment Awards — A summary of the activity for share-based payment awards in the years ended June 30, 2024 and 2023 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2022	534,462	$2.03	7.0	2,079,669	0.9	-

Granted	-	$-		611,386		246,942
Exercised	-	$-		(1,068,291)		(145,209)
Cancelled/Forfeited	-	$-		(26,542)		-
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Granted	28,736	$1.74		543,305		270,070
Exercised	(3,000)	$1.38		(843,246)		(191,007)
Cancelled/Forfeited	(6,509)	$1.45		(46,149)		(19,256)
June 30, 2024	553,689	$2.02	5.4	1,250,132	0.8	161,540	1.5

Awards exercisable/
vested as of
June 30, 2024	506,203	$2.00	5.1	587,351	-	-

Awards unexercisable/
unvested as of
June 30, 2024	47,486	$2.25	8.6	662,781	0.8	161,540	1.5
	553,689			1,250,132		161,540

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The intrinsic and fair values for share-based payment awards exercised and vested in the years ended June 30, 2024 and 2023 are presented below:

	Year Ended June 30,
	2024	2023
Intrinsic Value - Exercised
Stock Options	$720	$-
RSUs	1,051,976	1,648,874
RSAs	243,231	190,720

Fair Value - Vested
Stock Options	$124,744	$6,500
RSUs	660,449	793,880
RSAs	243,223	189,473

The intrinsic values of share-based payment awards outstanding and exercisable as of June 30, 2024 and 2023 are presented below:

	As of June 30,
	2024	2023
Stock Options	$-	$2,430
RSUs	740,062	1,267,403

None of the outstanding RSAs were exercisable as of June 30, 2024 and 2023.

As of June 30, 2024, there was approximately $863,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2025	$36,437	$99,745	$405,007	$541,189
June 30, 2026	10,201	46,409	163,413	220,023
June 30, 2027	6,903	8,155	87,084	102,142
	$53,541	$154,309	$655,504	$863,354

The table above does not include shares under the Company’s 2014 ESPP, which has purchase settlement dates in the second and fourth fiscal quarters.

The Company issues new shares of Class A common stock upon the exercise of stock options and upon vesting of RSUs and RSAs, unless the recipient has elected to defer receipt of shares under the applicable IRS rules. The following table is a summary of the number and weighted-average grant date fair values, estimated using the Black-Scholes-Merton pricing model, regarding the Company’s unexercisable/unvested awards as of June 30, 2024 and 2023 and changes during the two years then ended:

Unexercisable/Unvested Awards	Stock Options Shares	RSU Shares	RSA Shares	Total Shares	Weighted-Average Grant Date Fair Values (per share)
June 30, 2022	319,321	744,691	-	1,064,012	$1.71
Granted	-	611,386	246,942	858,328	$1.24
Vested	(181,061)	(672,130)	(145,209)	(998,400)	$1.52
Cancelled/Forfeited	-	(26,542)	-	(26,542)	$-
June 30, 2023	138,260	657,405	101,733	897,398	$1.40
Granted	28,736	543,305	270,070	842,111	$1.40
Vested	(100,760)	(509,579)	(196,070)	(806,409)	$1.57
Cancelled/Forfeited	(18,750)	(28,350)	(14,193)	(61,293)	$1.43
June 30, 2024	47,486	662,781	161,540	871,807	$1.42

Acceleration of Vesting — The Company does not generally accelerate the vesting of any stock options, RSUs or RSAs, however in the case of retirements, the Board of Directors may accelerate vesting.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the years ended June 30, 2024 and 2023, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss):

	Year Ended June 30,
	2024	2023

Stock options	$94,124	$200,854
RSAs	260,322	168,673
RSUs	664,577	941,430
Total	$1,019,023	$1,310,957

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

	Year Ended June 30,
	2024	2023

Net loss	$(8,007,346)	$(4,046,871)

Weighted-average common shares outstanding:
Basic number of shares	37,944,935	31,637,445

Effect of dilutive securities:
Options to purchase common stock	-	-
RSUs and RSAs	-	-
Diluted number of shares	37,944,935	31,637,445

Loss per common share:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive:

	Year Ended June 30,
	2024	2023
Options to purchase common stock	540,604	534,462
RSUs and RSAs	1,249,336	2,013,276
	1,789,940	2,547,738

12. Defined Contribution Plan

The Company provides retirement benefits to its U.S.-based employees through a defined contribution retirement plan. Until February 24, 2023, these benefits were offered under the Insperity 401(k) plan (the “Insperity Plan”). The Insperity Plan was a defined 401(k) contribution plan that all U.S. employees, over the age of 21, are eligible to participate in after three months of employment. Under the Insperity Plan, the Company matched 100% of the first 2% of employee contributions. Effective February 24, 2023, all plan assets were transferred to the LightPath Technologies Inc. 401(k) plan (the “LightPath Plan”). The LightPath Plan is a defined 401(k) contribution plan, administered by a third party, that all U.S. employees, over the age of 21, are eligible to participate in after three months of employment. Under the LightPath Plan, the Company matches 100% of the first 2% of employee contributions. As of June 30, 2024, there were 50 employees enrolled in this plan. The Company made matching contributions of approximately $108,000 and $121,000 during the years ended June 30, 2024 and 2023, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

13. Leases

The Company has operating leases for its manufacturing and office space. Through February 2023, the Company had two lease agreements for its corporate headquarters and manufacturing facilities in Orlando, Florida. The first lease (the “Orlando Lease”) was amended effective April 30, 2021 to expand the space from approximately 26,000 square feet to approximately 58,500 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord’s work was completed in August 2023, and accordingly the lease expires on March 31, 2034. Minimum rental rates for the extension term were established based on annual increases of approximately three percent (3%). Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended. The second lease was entered into in April 2018 for 12,378 square feet in Orlando, Florida (the “Orlando Lease II”), which provided additional manufacturing and office space near the Company’s corporate headquarters. The commencement date of the Orlando Lease II was December 1, 2018, and it had a four-year original term with one renewal option for an additional five-year term. In October 2021, the Company assigned such lease to a third-party and agreed that the premises would be vacated, subject to the assigned lease, on November 30, 2022. In December 2022, the Company entered into an agreement with the assignee of such lease that extended its right to occupy the subject premises until February 28, 2023, in consideration of payments of rent through February 28, 2023, and other amounts to the assignee. In February 2023, the space was vacated and the Company has no further obligations related to this lease.

As of June 30, 2024, the Company, through its wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China for an aggregate of 55,000 square feet (the “Zhenjiang Lease”), which expires December 31, 2024. Effective June 1, 2024, LPOIZ reduced its facility to 39,500 square feet. It is management’s intention to renew the lease on the reduced space for at least a one-year term.

At June 30, 2024, the Company, through ISP’s wholly-owned subsidiary ISP Latvia, had two lease agreements for a manufacturing and office facility in Riga, Latvia for an aggregate of 29,000 square feet, which leases expire December 31, 2030.

The Company’s facility leases are classified as operating leases, and the Company also has finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable, expiring in 2024 to 2034. The Company includes options to renew (or terminate) in the lease term, and as part of the ROU assets and lease liabilities, when it is reasonably certain that the Company will exercise that option. At June 30, 2024, the Company also has obligations under twelve finance lease agreements, entered into during fiscal years 2019 thru 2024, with terms ranging from three to five years. The leases are for computer and manufacturing equipment. The finance leases for equipment on Riga, Latvia include financial covenants specific to ISP Latvia.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The Company received tenant improvement allowances for each of the two leases with respect to its Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities and is being amortized over the corresponding lease term. In August 2023, we completed the construction of additional tenant improvements within the premises subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of approximately $3.7 million.

The components of lease expense were as follows:

	Year Ended June 30,
	2024	2023
Operating lease cost	$947,154	$875,454
Finance lease cost:
Depreciation of lease assets	95,546	71,326
Interest on lease liabilities	39,972	7,590
Total finance lease cost	135,518	78,916
Total lease cost	$1,082,672	$954,370

Supplemental balance sheet information related to leases was as follows:

Classification	June 30, 2024	June 30, 2023

Operating lease assets	$6,741,549	$9,571,604
Property and equipment, net(1)	1,063,768	542,105
	$7,805,317	$10,113,709

Operating lease liabilities, current	$1,059,998	$969,890
Finance lease liabilities, current	177,148	103,646

Operating lease liabilities, less current portion	8,058,502	8,393,248
Finance lease liabilities, less current portion	528,753	341,201
	$9,824,401	$9,807,985

(1)	Finance lease assets are recorded net of accumulated depreciation of approximately $109,000 and $72,000 as of June 30, 2024 and 2023, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	9.4
Finance leases	4.0

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	8.1%

Supplemental cash flow information:

	Year Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$932,122	$1,020,992
Operating cash used for finance leases	$39,972	$7,590
Financing cash used for finance leases	$131,901	$73,003

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Future maturities of lease liabilities were as follows as of June 30, 2024:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2025	$228,515	$1,158,942
June 30, 2026	206,200	1,130,756
June 30, 2027	179,552	1,137,989
June 30, 2028	161,011	1,156,405
June 30, 2029	57,642	1,186,646
Thereafter	-	5,569,120
Total future minimum payments	832,920	11,339,858
Less imputed interest	(127,019)	(2,221,358)
Present value of lease liabilities	$705,901	$9,118,500

14. Loans Payable

As of June 30, 2024, loans payable consisted of two equipment loans (as defined below). As of June 30, 2023, loans payable primarily consisted of the BankUnited Term Loan (as defined below) payable to BankUnited N.A. (“BankUnited”). This loan was paid in full in February 2024 and is no longer outstanding as of June 30, 2024.

Equipment Loans

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a customer. The 2020 Equipment Loan is subordinate to the BankUnited Loans, and collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months.

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or USD $141,815). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (6.39% as of June 30, 2024).

BankUnited Term Loan

On February 26, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with BankUnited for (i) a revolving line of credit up to maximum amount of $2,000,000 (the “Revolving Line”), (ii) a term loan in the amount of up to $5,813,500 (“Term Loan”), and (iii) a non-revolving guidance line of credit up to a maximum amount of $10,000,000 (the “Guidance Line” and, together with the Revolving Line and Term Loan, the “BankUnited Loans”), as evidenced by promissory notes the Company executed in favor of BankUnited (the “BankUnited Notes”). Since then, we entered into several amendments to the Loan Agreement and pursuant to those amendments and the associated waivers of compliance with certain financial covenants, we have maintained our compliance with all financial and non-financial covenants under the Loan Agreement. The Guidance Line was terminated on May 6, 2019. The Revolving Line expired on February 26, 2022 and was not renewed.

On May 9, 2023, the Company entered into the Fifth Amendment to the Loan Agreement dated February 26, 2019 (the “Fifth Amendment”). In accordance with the Fifth Amendment, the parties agreed to the following terms, among others: (i) BankUnited agreed to release its security interest in the collateral securing the BankUnited Loans other than a cash collateral account maintained at BankUnited in the amount of approximately $2,457,000, with a portion of such cash collateral to be released on a quarterly basis equal to 110% of the principal reductions effected during that quarter, and (ii) certain other requirements and restrictions of the Loan Agreement were removed, including, among others, financial covenants, restrictions on acquisitions, and limitations on other financing sources. The cash collateral is reflected as Restricted Cash in the accompanying balance sheet as of June 30, 2023. The Term Loan was paid in full in February 2024, the cash collateral was released, and the Company has no further obligations to BankUnited as of June 30, 2024.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Financing costs related to the BankUnited Loans were recorded as a discount on debt and are being amortized over the term. Amortization of approximately $59,000 for the year ended June 30, 2023 is included in interest expense. There was no amortization for the year ended June 30, 2024, as all costs were fully amortized in prior periods.

Future maturities of loans payable are as follows:

Equipment Loans
Fiscal year ending:
June 30, 2025	$210,260
June 30, 2026	149,100
June 30, 2027	105,414
June 30, 2028	70,276
Total payments	$535,050
Less current portion	(209,170)
Non-current portion	$325,880

15. Contingencies

Legal

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

In April 2021, the Company terminated several employees of its China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, the Company’s China subsidiaries engaged in certain legal proceedings with the terminated employees.

The Company incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. These expenses, which included legal, consulting and other transitional management fees, totaled $718,000 and $400,000 during the years ended June 30, 2021 and 2022, respectively. During the years ended June 30, 2024 and 2023, expenses incurred related to the legal proceedings were immaterial. In December 2023, the Company recovered approximately $190,000 in funds that had been recovered by the Chinese authorities, which is included in other income, net in the accompanying consolidated statements of comprehensive income (loss) for the year ended June 30, 2024. We do not expect to incur additional legal fees or consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

Knowing that employee transitions in international subsidiaries can lead to lengthy legal proceedings that can interrupt the subsidiary’s ability to operate, the Company chose to enter into severance agreements with certain of the employees at the time of termination. Pursuant to the severance agreements, LPOIZ and LPOI agreed to pay such employees severance of approximately $485,000 in the aggregate, to be paid over a six-month period. After the execution of the severance agreements, we discovered additional wrongdoing by the terminated employees. As a result, LPOIZ and LPOI did not immediately pay the severance payments and disputed the employees’ rights to such payments. However, based on the likelihood that the courts in China would determine that the Company’s subsidiaries would ultimately be obligated to pay these amounts, we accrued for these payments as of June 30, 2021. Such expenses were recorded as “Selling, general and administrative” expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended June 30, 2021. As of June 30, 2022, approximately $430,000 remained accrued. The Chinese Labor Court subsequently ruled in favor of the former employees, as expected, and these severance payments were paid out during the first half of fiscal year 2023.

The Company has transitioned the management of LPOI and LPOIZ to a new management team without any significant detrimental effects on the ability of those subsidiaries to operate. Management has not experienced any material adverse impact to the business operations of LPOI or LPOIZ as a result of the transition.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

Impact of Ongoing Wars

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

16. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $510,000 and $607,000 as of June 30, 2024 and 2023, respectively. During the years ended June 30, 2024 and 2023, we also recognized net foreign currency transaction gains of approximately $73,000 and losses of approximately $37,000, respectively, included in the Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income, net.”

Revenues from and long-lived assets located in foreign countries are as follows:

	Year Ended June 30,
	2024	2023
Revenues:
United States	$19,289,711	$16,327,295
Latvia	128,039	2,667,113
China	2,513,781	2,629,684
Other European countries	7,859,096	8,664,338
Other Asian countries	1,190,410	1,463,343
Rest of world	745,155	1,172,176
	$31,726,192	$32,933,949

	June 30, 2024	June 30, 2023
Long-lived assets:
United States	$24,989,477	$23,336,063
Latvia	4,961,741	5,282,596
China	2,615,410	3,157,434
	$32,566,628	$31,776,093

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

17. Supplier and Customer Concentrations

The Company utilizes a number of glass compositions in manufacturing its molded glass aspheres and lens array products. These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company Ltd., Ohara Corporation, and Sumita Optical Glass, Inc. Base optical materials, used in certain of the Company’s products, are manufactured and supplied by a number of optical and glass manufacturers. The Company also utilizes major infrared material suppliers located around the globe for a broad spectrum of infrared crystal and glass. Historically, the Company has sourced Germanium from suppliers located in Russia and China. At the start of the war in Ukraine, all purchases of Germanium from vendors in Russia ceased and the Company has been purchasing Germanium only from vendors in China. On July 4, 2023, China announced its intentions to impose some export restrictions on Germanium, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium has been disrupted, though not completely stopped. To date, the Company has mostly been able to purchase the Germanium that has been needed, however the availability, lead time and ability to receive export licenses varies between vendors. The Company has strategically reduced the level of Germanium-based orders that it accepts, and continues to work with its customers to design in alternative materials such as its BlackDiamond glasses. The Company believes that a satisfactory supply of such production materials will continue to be available, however, with longer lead times and higher prices for Germanium in particular, although there can be no assurance in this regard.

In fiscal year 2024, the Company had sales to three customers that comprised an aggregate of approximately 25% of its annual revenue, and 16% of its June 30, 2024 accounts receivable. Sales to these customers as a percentage of our fiscal year 2024 revenue include one customer at 12%, another customer at 7%, and the third customer at 6%. One of these customers comprised 11% of accounts receivable, a second customer comprised 3% of accounts receivable and a third customer comprised 1% of the accounts receivable balance as of June 30, 2024. In fiscal year 2023, the Company had sales to three customers that comprised an aggregate of approximately 24% of its annual revenue, and 25% of its June 30, 2023 accounts receivable. Sales to these customers as a percentage of our fiscal year 2023 revenue include one customer at 11%, another customer at 7%, and the third customer at 6%. One of these customers comprised 12% of accounts receivable, a second customer comprised 9% of accounts receivable and a third customer comprised 5% of the accounts receivable balance as of June 30, 2023. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal year 2024, 39% of the Company’s net revenue was derived from sales outside of the U.S., with 94% of foreign sales derived from customers in Europe and Asia. In fiscal year 2023, 50% of the Company’s net revenue was derived from sales outside of the U.S., with 93% of foreign sales derived from customers in Europe and Asia.

18. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay our debt.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. During the year ended June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

19. Subsequent Events

Bridge Promissory Note

On August 6, 2024, the Company entered into a bridge promissory note (the “Note”) with Lytton-Kambara Foundation (the “Lender”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3,000,000 (the “Loan”). The Loan is subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to the Company’s placement agent, and certain expenses, the Company received net proceeds of $2,700,000.

The Loan bears interest at the rate of 12.5% per annum and has a 1-year term, maturing on August 6, 2025 (the “Maturity Date”), at which time the entire principal amount of the Loan and all accrued but unpaid interest is due and payable in full.

The Company may prepay the principal outstanding under the Note at any time prior to the Maturity Date at 105% of the prepaid principal amount plus any unpaid accrued interest. Upon the consummation of a transaction resulting in a Change of Control (as defined in the Note) the Company is required to repay the holder of the Note in cash an amount equal to 105% of the outstanding principal balance of the Note plus unpaid accrued interest on the original principal.

The Note contains customary representations, warranties and covenants for agreements of this type and provides for customary events of default, including among other things, failure to make payments when due, breaches of representations and warranties, and certain bankruptcy and insolvency events. Upon an event of default, the Note’s interest rate shall increase to 18% per annum and the Note holder may, at its option, accelerate the Note whereupon the entire principal amount thereof and all accrued but unpaid interest shall be due and payable in full.

The foregoing descriptions of the Note do not purport to be complete and are qualified in their entirety by reference to the Note, a copy of which is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 19, 2024	By:	/s/ Shmuel Rubin
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN	September 19, 2024	/s/ ALBERT MIRANDA	September 19, 2024
Shmuel Rubin President & Chief Executive Officer (Principal Executive Officer)		Albert Miranda Chief Financial Officer (Principal Financial Officer)

/s/ M. SCOTT FARIS	September 19, 2024	/s/ JOSEPH MENAKER	September 19, 2024
M. Scott Faris Director (Chairman of the Board)		Joseph Menaker Director

/s/ S. ERIC CREVISTON	September 19, 2024	/s/ DARCIE PECK	September 19, 2024
S. Eric Creviston Director		Darcie Peck Director

/s/ KIMBERLY CRIDER	September 19, 2024
Kimberly Crider Director

S-1