Form 10-Q
period 2024-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2024-11-07
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

39,664,887 shares of Class A common stock, $0.01 par value, outstanding as of November 4, 2024.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2024. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
Assets	2024	2024
Current assets:
Cash and cash equivalents	$4,280,637	$3,480,268
Trade accounts receivable, net of allowance of $20,870 and $25,676	5,196,840	4,928,931
Inventories, net	6,790,204	6,551,059
Prepaid expenses and deposits	538,580	445,900
Other current assets	2,218	131,177
Total current assets	16,808,479	15,537,335

Property and equipment, net	14,921,499	15,210,612
Operating lease right-of-use assets	6,514,321	6,741,549
Intangible assets, net	3,254,963	3,650,739
Goodwill	6,764,127	6,764,127
Deferred tax assets, net	123,000	123,000
Other assets	58,001	59,602
Total assets	$48,444,390	$48,086,964
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,661,862	$3,231,713
Accrued liabilities	1,413,876	1,911,867
Accrued payroll and benefits	1,487,707	1,446,452
Operating lease liabilities, current	1,028,981	1,059,998
Loans payable, current portion	2,963,855	209,170
Finance lease obligation, current portion	183,656	177,148
Total current liabilities	9,739,937	8,036,348

Deferred tax liabilities, net	331,755	326,197
Accrued liabilities, noncurrent	315,480	611,619
Finance lease obligation, less current portion	491,106	528,753
Operating lease liabilities, noncurrent	7,836,512	8,058,502
Loans payable, less current portion	284,881	325,880
Total liabilities	18,999,671	17,887,299

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 39,612,737 and 39,254,643 shares issued and outstanding	396,127	392,546
Additional paid-in capital	245,733,382	245,140,758
Accumulated other comprehensive income	781,530	509,936
Accumulated deficit	(217,466,320)	(215,843,575)
Total stockholders’ equity	29,444,719	30,199,665
Total liabilities and stockholders’ equity	$48,444,390	$48,086,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
	Three Months Ended
	September 30,
	2024	2023
Revenue, net	$8,400,381	$8,077,248
Cost of sales	5,555,952	5,745,542
Gross profit	2,844,429	2,331,706
Operating expenses:
Selling, general and administrative	3,270,583	2,661,168
New product development	476,441	639,889
Amortization of intangible assets	395,776	281,271
Loss on disposal of property and equipment	78,437	—
Total operating expenses	4,221,237	3,582,328
Operating loss	(1,376,808)	(1,250,622)
Other income (expense):
Interest expense, net	(149,360)	(57,611)
Other income (expense), net	(80,941)	5,403
Total other expense, net	(230,301)	(52,208)
Loss before income taxes	(1,607,109)	(1,302,830)
Income tax provision	15,636	39,546
Net loss	$(1,622,745)	$(1,342,376)
Foreign currency translation adjustment	271,594	(125,208)
Comprehensive loss	$(1,351,151)	$(1,467,584)
Loss per common share (basic)	$(0.04)	$(0.04)
Number of shares used in per share calculation (basic)	39,561,480	37,431,748
Loss per common share (diluted)	$(0.04)	$(0.04)
Number of shares used in per share calculation (diluted)	39,561,480	37,431,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:
Employee Stock Purchase Plan	8,232	82	10,290	—	—	10,372
Exercise of Stock Options, RSUs & RSAs, net	70,309	703	(703)	—	—	—
Issuance of common stock for acquisition of Visimid	279,553	2,796	318,562	—	—	321,358
Stock-based compensation on stock options, RSUs & RSAs	—	—	264,475	—	—	264,475
Foreign currency translation adjustment	—	—	—	271,594	—	271,594
Net loss	—	—	—	—	(1,622,745)	(1,622,745)
Balances at September 30, 2024	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719

Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	14,607	146	19,573	—	—	19,719
Exercise of Stock Options, RSUs & RSAs, net	14,482	145	(145)	—	—	—
Issuance of common stock for acquisition of Visimid	81,610	816	149,184	—	—	150,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	240,075	—	—	240,075
Foreign currency translation adjustment	—	—	—	(125,208)	—	(125,208)
Net loss	—	—	—	—	(1,342,376)	(1,342,376)
Balances at September 30, 2023	37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,622,745)	$(1,342,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	989,562	813,556
Interest from amortization of loan issuance costs	45,833	—
Loss on disposal of property and equipment	78,437	—
Stock-based compensation on stock options, RSUs & RSAs, net	264,475	240,075
Provision for credit losses	—	19
Change in operating lease assets and liabilities	(25,779)	24,946
Inventory write-offs to allowance	21,770	—
Deferred taxes	5,558	2,979
Changes in operating assets and liabilities:
Trade accounts receivable	(267,909)	1,399,160
Other current assets	128,959	(27,083)
Inventories	(260,915)	144,978
Prepaid expenses and deposits	(91,079)	13,335
Accounts payable and accrued liabilities	(966,368)	(129,600)
Net cash (used in) provided by operating activities	(1,700,201)	1,139,989

Cash flows from investing activities:
Purchase of property and equipment	(79,732)	(955,002)
Proceeds from sale of equipment	10,648	—
Proceeds from sale-leaseback of equipment	—	364,710
Acquisition of Visimid Technologies, net of cash acquired	(125,000)	(572,141)
Net cash used in investing activities	(194,084)	(1,162,433)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	10,372	19,719
Loan issuance costs	(300,000)	—
Borrowings on loans payable	3,000,000	—
Payments on loans payable	(53,695)	(206,518)
Repayment of finance lease obligations	(43,444)	(27,062)
Net cash provided by (used in) financing activities	2,613,233	(213,861)
Effect of exchange rate on cash and cash equivalents	81,421	(48,227)
Change in cash, cash equivalents and restricted cash	800,369	(284,532)
Cash, cash equivalents and restricted cash, beginning of period	3,480,268	7,144,490
Cash, cash equivalents and restricted cash, end of period	$4,280,637	$6,859,958

Supplemental disclosure of cash flow information:
Interest paid in cash	$20,990	$58,397
Income taxes paid	$16,903	$33,407
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	—	$46,688

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

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Consolidated Balance Sheet as of June 30, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies during the three months ended September 30, 2024, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

The Company’s unaudited condensed consolidated financial statements reflect the financial results of Visimid beginning on the Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued, and for the July 1, 2024 installment, 279,553 shares were issued.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2024.

The estimated fair values of the assets acquired and liabilities assumed were recorded as of the Acquisition Date. As part of the valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets and trademarks. The customer backlog, customer relationships, trade secrets and trademarks were determined to have estimated values of approximately $464,000, $122,000, $925,000 and $442,000, respectively, and estimated useful lives of 1 year for customer backlog, and 10 years for customer relationships, trade secrets and trademarks. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all future cash flows. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Visimid. The goodwill is expected to be deductible for income tax purposes.

The Company incurred a total of approximately $238,000, in acquisition costs, of which $83,000 was incurred during the three months ended September 30, 2023. These costs are included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Selling, general and administrative.” No further acquisition costs were incurred during the three months ended September 30, 2024.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $317,000 and $725,000 as of September 30, 2024 and June 30, 2024, respectively, and is included in accrued liabilities in the condensed consolidated balance sheets.

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

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,
	2024	2023
Infrared components	$2,610,884	$3,834,602
Visible components	3,299,878	2,688,335
Assemblies and modules	1,093,668	1,262,039
Engineering services	1,395,951	292,272
Total revenue	$8,400,381	$8,077,248

5. Inventories

The components of inventories include the following:

	September 30, 2024	June 30, 2024
Raw materials	$2,937,970	$3,112,428
Work in process	2,630,688	2,333,240
Finished goods	2,588,168	2,330,287
Allowance for obsolescence	(1,366,622)	(1,224,896)
	$6,790,204	$6,551,059

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.4 million as of both September 30, 2024 and June 30, 2024.

6. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	September 30, 2024	June 30, 2024
Manufacturing equipment	5 - 10	$22,912,199	$22,582,429
Computer equipment and software	3 - 5	974,713	970,494
Furniture and fixtures	5	356,701	349,932
Leasehold improvements	5 - 10	9,039,219	8,964,714
Construction in progress		692,055	646,217
Total property and equipment		33,974,887	33,513,786
Less accumulated depreciation and amortization		(19,053,388)	(18,303,174)
Total property and equipment, net		$14,921,499	$15,210,612

7. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the three months ended September 30, 2024.

Amortizable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2024	June 30, 2024
Customer relationships	10 - 15	$3,712,300	$3,712,300
Trade secrets	8 - 10	4,197,304	4,197,304
Trademarks	8 - 10	4,256,418	4,256,418
Backlog	1	463,525	463,525
Total intangible assets		12,629,547	12,629,547
Less accumulated amortization		(9,374,584)	(8,978,808)
Total intangible assets, net		$3,254,963	$3,650,739

Future amortization of intangibles is as follows:

Fiscal year ending:
June 30, 2025 (nine months remaining)	$488,878
June 30, 2026	388,336
June 30, 2027	388,336
June 30, 2028	388,336
June 30, 2029	388,336
After June 30, 2029	1,212,741
$3,254,963

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023
Loss before income taxes	$(1,607,109)	$(1,302,830)
Income tax provision	$15,636	$39,546
Effective income tax rate	-1%	-3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. Effective February 28, 2023, the legal entities of LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”) were merged, with LPOIZ as the surviving company and the operations of the two companies were merged. For the three months ended September 30, 2024 and 2023, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LPOIZ, and paid or payable to LightPath, its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2024 and June 30, 2024, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of September 30, 2024 and June 30, 2024 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2024, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both September 30, 2024 and June 30, 2024. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited condensed consolidated financial statements.

Law of Corporate Income Tax of Latvia

Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are no longer subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions of earnings prior to January 1, 2018 are not subject to tax if declared prior to December 31, 2019. ISP Latvia has declared an intercompany dividend to be paid to ISP Optics Corporation (“ISP”), its U.S. parent company, for the full amount of earnings accumulated prior to January 1, 2018. Distributions of this dividend have been fully settled and we currently do not intend to distribute any earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

9. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At our 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A common stock were authorized for issuance pursuant to awards granted thereunder. At our 2022 Annual Stockholders Meeting, our stockholders authorized an additional 2,100,000 shares of our Class A common stock for issuance pursuant to awards granted thereunder. As of September 30, 2024, 832,099 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date, and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three months ended September 30, 2024 and 2023, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,
	2024	2023

Stock options	$146,979	$31,478
RSAs	10,809	22,387
RSUs	106,687	186,210
Total	$264,475	$240,075

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of approximately $1,100 and $2,000 for the three months ended September 30, 2024 and 2023, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2024 and 2023. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the three months ended September 30, 2024 or 2023.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2024 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2024	553,689	$2.02	5.4	1,250,132	0.8	161,540	1.5

Granted	—	—		—		60,000
Exercised	—	—		—		(74,653)
Cancelled/Forfeited	(28,794)	$2.96		—		—
September 30, 2024	524,895	$1.97	5.1	1,250,132	0.6	146,887	1.3
Awards exercisable/
vested as of
September 30, 2024	477,409	$1.94	4.7	587,351	—	—

Awards unexercisable/
unvested as of
September 30, 2024	47,486	$2.25	8.2	662,781	0.6	146,887	1.3
	524,895			1,250,132		146,887

As of September 30, 2024, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2025 (remaining nine months)	$25,628	$66,054	$236,992	$328,674
June 30, 2026	10,201	45,292	142,377	197,870
June 30, 2027	6,903	8,155	74,693	89,751
	$42,732	$119,501	$454,062	$616,295

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

	Three Months Ended September 30,
	2024	2023

Net loss	$(1,622,745)	$(1,342,376)

Weighted-average common shares outstanding:
Basic number of shares	39,561,480	37,431,748

Effect of dilutive securities:
Options to purchase common stock	—	—
RSUs and RSAs	—	—
Diluted number of shares	39,561,480	37,431,748

Loss per common share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2024	2023
Options to purchase common stock	541,170	534,462
RSUs and RSAs	1,404,664	1,689,066
	1,945,834	2,223,528

11. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have twelve finance lease agreements entered into during fiscal years 2023 and 2024 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. One of our operating leases includes renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. The lease on the premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”) was amended in April 2021, and again in September 2021, to expand the space from approximately 26,000 square feet to approximately 58,500 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord’s work was completed in August 2023, and accordingly the lease expires on March 31, 2034. Effective in January 2022, the terms of our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively. It is our intention to renew the lease on the reduced space in Zhenjiang for at least a one-year term.

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

The components of lease expense for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2023
Operating lease cost	$268,495	$205,023
Finance lease cost:
Depreciation of lease assets	37,816	19,915
Interest on lease liabilities	14,062	7,536
Total finance lease cost	51,878	27,451
Total lease cost	$320,373	$232,474

Supplemental balance sheet information related to the leases as of September 30, 2024 and June 30, 2024 was as follows:

	Classification	September 30, 2024	June 30, 2024
Assets:
Operating lease assets	Operating lease assets	$6,514,321	$6,741,549
Finance lease assets	Property and equipment, net(1)	935,262	1,063,768
Total lease assets		$7,449,583	$7,805,317

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,028,981	$1,059,998
Finance leases	Finance lease liabilities, current	183,656	177,148

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	7,836,512	8,058,502
Finance leases	Finance lease liabilities, less current portion	491,106	528,753
Total lease liabilities		$9,540,255	$9,824,401

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $147,000 and $109,000 as of September 30, 2024 and June 30, 2024, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	9.1
Finance leases	3.8

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	8.1%

Supplemental cash flow information was as follows for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$294,274	$180,077
Operating cash used for finance leases	$14,062	$7,536
Financing cash used for finance leases	$40,058	$27,062

Future maturities of lease liabilities were as follows as of September 30, 2024:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2025 (remaining nine months)	$173,412	$855,856
June 30, 2026	208,902	1,137,370
June 30, 2027	182,253	1,144,603
June 30, 2028	163,712	1,163,019
June 30, 2029	57,642	1,193,260
Thereafter	—	5,579,041
Total future minimum payments	785,921	11,073,149
Less imputed interest	(111,159)	(2,207,656)
Present value of lease liabilities	$674,762	$8,865,493

12. Loans Payable

As of September 30, 2024, loans payable consisted of two equipment loans and a bridge promissory note (as described below).

Bridge Promissory Note

On August 6, 2024, we entered into a bridge promissory note (the “Bridge Note”) with Lytton-Kambara Foundation (the “Lender”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3,000,000 (the “Loan”). The Loan is subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to our placement agent, and certain expenses, the Company received net proceeds of $2,700,000.

The Bridge Note is unsecured, bears interest at the rate of 12.5% per annum and has a 1-year term, maturing on August 6, 2025 (the “Maturity Date”), at which time the entire principal amount of the Bridge Note and all accrued but unpaid interest is due and payable in full.

We may prepay the principal outstanding under the Bridge Note at any time prior to the Maturity Date at 105% of the prepaid principal amount plus any unpaid accrued interest. Upon the consummation of a transaction resulting in a Change of Control (as defined in the Bridge Note) we are required to repay the holder of the Bridge Note in cash an amount equal to 105% of the outstanding principal balance of the Bridge Note plus unpaid accrued interest on the original principal.

The Bridge Note contains customary representations, warranties and covenants for agreements of this type and provides for customary events of default, including among other things, failure to make payments when due, breaches of representations and warranties, and certain bankruptcy and insolvency events. Upon an event of default, the Bridge Note’s interest rate shall increase to 18% per annum and the Bridge Note holder may, at its option, accelerate the Bridge Note whereupon the entire principal amount thereof and all accrued but unpaid interest shall be due and payable in full.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or USD $141,815). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (5.94% as of September 30, 2024).

Future maturities of loans payable are as follows:

	Promissory Note	Unamortized Loan Issuance Costs	Equipment Loans	Total
Fiscal year ending:
June 30, 2025 (remaining nine months)	$-	$(225,000)	$164,368	$(60,632)
June 30, 2026	3,000,000	(29,167)	155,410	3,126,243
June 30, 2027	-	-	109,875	109,875
June 30, 2028	-	-	73,250	73,250
Total payments	$3,000,000	$(254,167)	$502,903	$3,248,736
Less current portion				(2,963,855)
Non-current portion				$284,881

13. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $782,000 and $510,000 as of September 30, 2024 and June 30, 2024, respectively. We also recognized net foreign currency transaction losses of $36,000 and gains of $25,000 during the three months ended September 30, 2024 and 2023, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $4.3 million at September 30, 2024. Of this amount, less than 50% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of September 30, 2024, LPOIZ had approximately $1.6 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2024.

Revenues from foreign countries for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023
Revenues:
United States	$5,865,639	$4,293,394
Europe	1,281,260	2,523,545
China	629,417	500,138
Other Asian countries	210,231	562,399
Rest of world	413,834	197,772
	$8,400,381	$8,077,248

Long-lived assets located in foreign countries as of September 30, 2024 and June 30, 2024 are as follows:

	September 30, 2024	June 30, 2024
Long-lived assets:
United States	$24,163,400	$24,989,477
Latvia	5,013,709	4,961,741
China	2,458,802	2,615,410
	$31,635,911	$32,566,628

14. Contingencies

Legal

The Company, from time to time, is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

In April 2021, we terminated several employees of our China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, our China subsidiaries have engaged in certain legal proceedings with the terminated employees. We incurred various expenses associated with the investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. In December 2023, we recovered approximately $190,000 in funds that had been recovered by the Chinese authorities. We expect to incur minimal additional legal fees and consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

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

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2024, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Subsidiaries

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China. LPOI provided sales and support functions. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s 55,000 square foot manufacturing facility (the “Zhenjiang Facility”) serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. Effective February 28, 2023, LPOI and LPOIZ were merged, with LPOIZ as the surviving company.

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

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2024.

Product Groups

Our infrared components product group is comprised of both molded and turned infrared lenses and assemblies using a variety of infrared glass materials. This product group also includes both conventional and computer numerical control (“CNC”) ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Between these two component product groups, we have the capability to manufacture lenses from very small (with diameters of a sub-millimeter) to over 300 millimeters, and with focal lengths from approximately 0.4 millimeters to over 2,000 millimeters. In addition, both product groups offer both catalog and custom designed optics.

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

We believe these four product groups are aligned with our strategic direction and will allow us to better track the results of our focus on engineered solution and assemblies.

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

Further information about our strategic direction can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2025 was approximately $8.4 million, an increase of approximately $0.3 million, or 4%, as compared to approximately $8.1 million in the same quarter of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue generated by infrared components was approximately $2.6 million in the first quarter of fiscal 2025, a decrease of approximately $1.2 million, or 32%, as compared to the same quarter of the prior fiscal year The decrease in revenue is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024, as we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. Revenue from the visible components product group for the first quarter of fiscal 2025 was $3.3 million, an increase of approximately $0.6 million, or 23%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense and medical industries, as well as sales through catalog and distribution channels. Revenue from assemblies and modules was approximately $1.1 million in the first quarter of fiscal 2025, a decrease of approximately $0.2 million, or 13%, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to timing of shipments against a multi-year contract with a defense customer, partially offset by an increase in sales of infrared camera cores. Revenue from engineering services increased by $1.1 million, or 378%, for the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Gross Profit

Gross profit in the first quarter of fiscal 2025 was approximately $2.8 million, an increase of $0.5 million, or 22%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $5.6 million for the first quarter of fiscal 2025, compared to approximately $5.7 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 34% for the first quarter of fiscal 2025, compared to 29% for the same quarter of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due a more favorable product mix, with increases in both visible components sales and engineering services, which typically have higher margins than infrared components.

Selling, General and Administrative

SG&A costs were approximately $3.3 million for the first quarter of fiscal 2025, an increase of approximately $609,000, or 23%, as compared to approximately $2.7 million in the same quarter of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in legal and consulting fees related to business development initiatives. We have also increased our sales and marketing spend to promote new products.

New Product Development

New product development costs were approximately $0.5 million in the first quarter of fiscal 2025, a decrease of approximately $0.2 million, or 26%, as compared to the same quarter of the prior fiscal year. This decrease reflects the shift of engineering resources toward externally funded, rather than internally funded, development projects.

Amortization of Intangibles

Amortization of intangibles increased by $0.1 million for the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, due to the amortization of identifiable intangible assets associated with the Visimid acquisition. See Note 3, Acquisition of Visimid, in the unaudited Condensed Consolidated Financial Statements, for further information.

Other Income (Expense)

Interest expense, net, was approximately $149,000 for the first quarter of fiscal 2025, as compared to $58,000 for the same quarter of the prior fiscal year. The increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Bridge Note which was executed in August 2024.

Other expense, net, was approximately $81,000 for the first quarter of fiscal 2025, as compared to other income, net of $5,000 for the same quarter of the prior fiscal year. Other income (expense) includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We incurred foreign currency transaction losses of $36,000 and gains of $25,000 for the first quarter of fiscal 2025 and 2024, respectively.

Income Taxes

Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered. Income tax expense was approximately $16,000 for the first quarter of fiscal 2025, as compared to $40,000 for the same period of the prior year. The decrease is due to timing of intercompany dividends.

Net Loss

Net loss for the first quarter of fiscal 2025 was approximately $1.6 million, or $0.04 basic and diluted loss per share, compared to $1.3 million, or $0.04 basic and diluted loss per share, for the same quarter of the prior fiscal year.The increase in net loss of approximately $0.3 million for the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, was primarily attributable to the increased legal and consulting expenses related to business development initiatives.

Weighted-average common shares outstanding were 39,561,480, basic and diluted, in the first quarter of fiscal 2025, compared to 37,431,748, basic and diluted, in the same quarter of fiscal 2024. The increase in weighted-average basic common shares was due to the 585,483 shares issued during the second half of fiscal year 2024 pursuant to the at-the-market equity program, and the shares of Class A common stock issued in conjunction with the acquisition of Visimid. The increase is also attributable to the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for the first quarter of fiscal year 2025 and 2024, as their effects would have been anti-dilutive due to the net loss in those periods.

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

In addition, on July 4, 2023 China announced export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium has been disrupted, though not completely stopped. As a purchaser of Germanium, we are mostly able to purchase the Germanium we need, though the availability of it and ability to receive export licenses varies amongst vendors. Some of our customers are able to import Germanium from China, while some get denied a license to do so. Yet, even those that are granted a license experience extended material lead times and drastic price increases. We cannot provide any assurance that we will be able to obtain adequate supplies in the future, if adequate supplies will be available, or that the timing or costs of obtaining such raw materials will be acceptable to us. As a precaution to the disruption in the supply chain of Germanium, and in anticipation of customers ordering more optics produced from other materials, primarily our own BlackDiamond materials, we have, in agreement with one key customer, proactively canceled some of our sales orders for optics made of Germanium. This serves to both reduce our exposure to possible shortages in Germanium material supply, as well as to free up capacity for orders for optics made of materials other than Germanium. This also led to us intentionally not renew a large annual customer order for optics made of Germanium from the same customer. This annual order is typically renewed during our second fiscal quarter; the prior renewal was announced in December 2022 for over $5 million. The lack of this renewal has impacted our backlog in the short term; however, the lack of this order booking does not mean that we have lost the customer. Instead, we expect this order to renew in coming months, as the customer completes evaluating, and working toward transitioning to optics made of our BlackDiamond materials.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of approximately $7.1 million and total cash and cash equivalents of approximately $4.3 million, of which, less than 50% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of September 30, 2024, LPOIZ had approximately $1.6 million available for repatriation and LPOI did not have any earnings available for repatriation, based on earnings accumulated through December 31, 2023, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2024.

As of September 30, 2024, loans payable consists of two third-party equipment loans and the Bridge Note. See Note 12, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. During the year ended June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program. No additional shares were issued under this program during the three months ended September 30, 2024.

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

Cash Flows – Operating:

Cash used in operations was approximately $1.7 million for the first quarter of fiscal 2025, compared to cash provided by operations of approximately $1.1 million for the same period of the prior fiscal year.Cash used in operations for the first quarter of fiscal 2025 was primarily due to payments against accounts payable and accrued liabilities, as well as an increase in accounts receivable driven by higher sales in the first quarter of fiscal 2025 than in the preceding quarter. Cash provided by operations for the first quarter of fiscal 2024 was largely driven by decrease in accounts receivable, as sales were higher in the fourth quarter of fiscal 2023 than in the first quarter of fiscal 2024.

Cash Flows – Investing:

During the first quarter of fiscal 2025, we expended approximately $0.1 million in investments in capital equipment, compared to approximately $1.0 million in the same period of the prior fiscal year. The capital spending in the first quarter of fiscal 2024 was largely driven by the Orlando Facility expansion. As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of $3.7 million over fiscal years 2023 and 2024. We also expended approximately $0.1 million during the first quarter of fiscal 2025, compared to $0.6 million during the same quarter of the prior fiscal year, to acquire Visimid, net of cash acquired, as disclosed in Note 3, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The first quarter of fiscal 2024 also reflected proceeds of approximately $365,000 from sale-leasebacks of equipment.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $2.6 million for the first quarter of fiscal 2025, compared to cash used in financing activities of approximately $0.2 million in the same period of the prior fiscal year. Cash provided by financing activities for the first quarter of fiscal 2025 primarily reflects the $2.7 million in net proceeds from the Bridge Note, plus approximately $10,000 in proceeds from the sale of Class A common stock under the 2014 ESPP, offset by approximately $94,000 in principal payments on our loans and finance leases. Cash used in financing activities for the first quarter of fiscal 2024 reflects $234,000 in principal payments on our loans and finance leases, offset by approximately $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of September 30, 2024, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first three months of fiscal 2025 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2024.

How We Operate

We have continuing sales of two basic types: sales via ad-hoc purchase orders of mostly standard product configurations (our “turns” business) and the more challenging and potentially more rewarding business of customer product development. In this latter type of business, we work with customers to help them determine optical specifications and even create certain optical designs for them, including complex, multi-component, optical system or sub-system designs that we call “engineered solutions.” These engineered solutions are often based on existing reference designs we have demonstrated, that then get further customized to the customer’s specific needs. This is followed by “sampling” or “prototyping” small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity and longer-term revenue planning, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the market to our current and potential customers looking for specific solutions to their needs. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of critical component(s) from foreign sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2024.

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

Financial indicators that are considered key and reviewed regularly are as follows:

•	Sales backlog;

•	Revenue by product group;

•	EBITDA; and

•	Other key indicators.

These indicators are also used to determine tactical operating actions and changes and are discussed in more detail below. Management continues to evaluate these key indicators as we refine our strategic plan to determine whether any changes or updates to our key indicators are warranted.

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

Our total backlog at September 30, 2024 was approximately $21.0 million, a decrease of 4%, as compared to $21.3 million as of September 30, 2023. Compared to the end of fiscal 2024, our total backlog increased by 7% during the first quarter of fiscal 2025. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2024	$21,303	-2%	-2%
Q2 2024	$21,220	-2%	0%
Q3 2024	$21,967	1%	4%
Q4 2024	$19,268	-11%	-12%
Q1 2025	$20,542	7%	7%

The increase in backlog during the first quarter of fiscal 2025 is primarily due to a significant contract renewal for advanced infrared optics for a critical international military program, with a small increase over the previous renewal in the same quarter of the prior fiscal year. Also contributing to the increase is a $0.5 million low-rate initial production order for thermal imaging assemblies with a new tier-1 defense customer. These significant bookings were partially offset by shipments against prior period backlog under other annual and multi-year contracts. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three-month periods ended September 30, 2024 and 2023:

	(unaudited)
	Three Months Ended September 30,
	2024	2023	% Change
Revenue
Infrared components	$2,610,884	$3,834,602	-32%
Visible components	3,299,878	2,688,335	23%
Assemblies and modules	1,093,668	1,262,039	-13%
Engineering services	1,395,951	292,272	378%
Total revenue	$8,400,381	$8,077,248	4%

Our revenue increased by 4% in the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue generated by the infrared components product group for the first quarter of fiscal 2025 was $2.6 million, a decrease of 32%, as compared to same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024, as we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. We continue to work with this customer, as well as other customers to convert their systems to use BlackDiamond optics. During the first quarter of fiscal 2025, we announced that a current key defense customer using Germanium lenses successfully completed the qualification and evaluation of new optics made from our proprietary BlackDiamond chalcogenide-based glass.

Revenue from the visible components product group for the first quarter of fiscal 2025 was $3.3 million, an increase of 23%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense and medical industries, as well as sales through catalog and distribution channels. The quarter-over-quarter increase was largely due to timing; we generally do not expect growth in our visible components product group.

Revenue from assemblies and modules decreased by 13% for the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to timing of shipments against a multi-year contract with a defense customer, partially offset by increased sales of infrared camera cores. During the first quarter of fiscal 2025, we announced the global launch of a new version of the Mantis™ camera, specifically designed for monitoring high-temperature processes inside boilers and furnaces in power plants, and the first commercial order for furnace inspection for a customer in the southeastern U.S., as well as a new Optical Gas Imaging (“OGI”) camera platform to detect fugitive gas emissions for oil and gas applications.

Revenue from engineering services increased by $1.1 million, or 378%, for the first quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. During the first quarter of fiscal 2025, we received qualification of our advanced thermal camera system by Lockheed Martin as part of its bid to produce the design of a major missile program for the U.S. Army. LightPath will now start delivering flightworthy hardware for implementation into Lockheed Martin's initial live test units.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three months ended September 30, 2024 and 2023:

LIGHTPATH TECHNOLOGIES, INC.
Reconciliation of Non-GAAP Financial Measures and Regulation G Disclosure

	(unaudited)
	Three Months Ended September 30,
	2024	2023
Net loss	$(1,622,745)	$(1,342,376)
Depreciation and amortization	989,562	813,556
Income tax provision	15,636	39,546
Interest expense	149,360	57,611
EBITDA	$(468,187)	$(431,663)
% of revenue	-6%	-5%

Our EBITDA for the quarter ended September 30, 2024 was a loss of approximately $0.5 million, compared to $0.4 million for the same quarter of the prior fiscal year. The decrease in EBITDA in the first quarter of fiscal 2025 was primarily attributable to the additional legal and consulting expenses related to business development initiatives.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2024, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

10.1

Bridge Note dated August 6, 2024 by LightPath Technologies, Inc. in favor of Lytton-Kambara Foundation which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on August 12, 2024, and is incorporated herein by reference thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101 *

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 7, 2024	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

