Form 10-Q
period 2024-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2025-02-13
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

_____________________________

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

40,160,768 shares of Class A common stock, $0.01 par value, outstanding as of February 10, 2025.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2024. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	December 31,	June 30,
Assets	2024	2024
Current assets:
Cash and cash equivalents	$3,201,066	$3,480,268
Trade accounts receivable, net of allowance of $20,172 and $25,676	5,279,634	4,928,931
Inventories, net	6,428,439	6,551,059
Prepaid expenses and deposits	649,270	445,900
Other current assets	89,891	131,177
Total current assets	15,648,300	15,537,335

Property and equipment, net	14,054,829	15,210,612
Operating lease right-of-use assets	6,218,147	6,741,549
Intangible assets, net	2,960,252	3,650,739
Goodwill	6,764,127	6,764,127
Deferred tax assets, net	123,000	123,000
Other assets	59,536	59,602
Total assets	$45,828,191	$48,086,964
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,114,382	$3,231,713
Accrued liabilities	1,448,584	1,911,867
Accrued payroll and benefits	1,445,924	1,446,452
Operating lease liabilities, current	997,957	1,059,998
Loans payable, current portion	3,017,443	209,170
Finance lease obligation, current portion	203,739	177,148
Total current liabilities	10,228,029	8,036,348

Deferred tax liabilities, net	323,402	326,197
Accrued liabilities, noncurrent	315,480	611,619
Finance lease obligation, less current portion	496,025	528,753
Operating lease liabilities, noncurrent	7,539,488	8,058,502
Loans payable, less current portion	222,829	325,880
Total liabilities	19,125,253	17,887,299

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 39,890,834 and 39,254,643 shares issued and outstanding	398,908	392,546
Additional paid-in capital	246,051,852	245,140,758
Accumulated other comprehensive income	330,495	509,936
Accumulated deficit	(220,078,317)	(215,843,575)
Total stockholders’ equity	26,702,938	30,199,665
Total liabilities and stockholders’ equity	$45,828,191	$48,086,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue, net	$7,424,829	$7,315,637	$15,825,210	$15,392,885
Cost of sales	5,493,998	5,147,316	11,049,950	10,892,858
Gross profit	1,930,831	2,168,321	4,775,260	4,500,027
Operating expenses:
Selling, general and administrative	3,356,063	2,858,457	6,626,646	5,519,625
New product development	764,396	607,747	1,240,837	1,247,636
Amortization of intangible assets	294,711	485,446	690,487	766,717
Loss on disposal of property and equipment	—	—	78,437	—
Total operating expenses	4,415,170	3,951,650	8,636,407	7,533,978
Operating loss	(2,484,339)	(1,783,329)	(3,861,147)	(3,033,951)
Other income (expense):
Interest expense, net	(169,053)	(53,788)	(318,413)	(111,399)
Other income, net	85,920	199,512	4,979	204,915
Total other expense, net	(83,133)	145,724	(313,434)	93,516
Loss before income taxes	(2,567,472)	(1,637,605)	(4,174,581)	(2,940,435)
Income tax provision	44,525	76,058	60,161	115,604
Net loss	$(2,611,997)	$(1,713,663)	$(4,234,742)	$(3,056,039)
Foreign currency translation adjustment	(451,035)	259,973	(179,441)	134,765
Comprehensive loss	$(3,063,032)	$(1,453,690)	$(4,414,183)	$(2,921,274)
Loss per common share (basic)	$(0.07)	$(0.05)	$(0.11)	$(0.08)
Number of shares used in per share calculation (basic)	39,728,933	37,501,683	39,645,206	37,466,714
Loss per common share (diluted)	$(0.07)	$(0.05)	$(0.11)	$(0.08)
Number of shares used in per share calculation (diluted)	39,728,933	37,501,683	39,645,206	37,466,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:
Employee Stock Purchase Plan	8,232	82	10,290	—	—	10,372
Exercise of Stock Options, RSUs & RSAs, net	70,309	703	(703)	—	—	—
Issuance of common stock for acquisition of Visimid	279,553	2,796	318,562	—	—	321,358
Stock-based compensation on stock options, RSUs & RSAs	—	—	264,475	—	—	264,475
Foreign currency translation adjustment	—	—	—	271,594	—	271,594
Net loss	—	—	—	—	(1,622,745)	(1,622,745)
Balances at September 30, 2024	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	229,097	2,291	(2,291)	—	—	—
Shares issued as compensation	49,000	490	89,180	—	—	89,670
Stock-based compensation on stock options, RSUs & RSAs	—	—	231,581	—	—	231,581
Foreign currency translation adjustment	—	—	—	(451,035)	—	(451,035)
Net loss	—	—	—	—	(2,611,997)	(2,611,997)
Balances at December 31, 2024	39,890,834	$398,908	$246,051,852	$330,495	$(220,078,317)	$26,702,938

Balances at June 30, 2023	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan	14,607	146	19,573	—	—	19,719
Exercise of Stock Options, RSUs & RSAs, net	14,482	145	(145)	—	—	—
Issuance of common stock for acquisition of Visimid	81,610	816	149,184	—	—	150,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	240,075	—	—	240,075
Foreign currency translation adjustment	—	—	—	(125,208)	—	(125,208)
Net loss	—	—	—	—	(1,342,376)	(1,342,376)
Balances at September 30, 2023	37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	93,940	940	(940)	—	—	—
Stock-based compensation on stock options, RSUs & RSAs	—	—	258,691	—	—	258,691
Foreign currency translation adjustment	—	—	—	259,973	—	259,973
Net loss	—	—	—	—	(1,713,663)	(1,713,663)
Balances at December 31, 2023	37,549,378	$375,494	$243,475,209	$741,301	$(210,892,268)	$33,699,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,234,742)	$(3,056,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,893,602	1,943,000
Interest from amortization of loan issuance costs	120,833	—
Loss on disposal of property and equipment	78,437	—
Stock-based compensation on stock options, RSUs & RSAs, net	506,020	551,853
Provision for credit losses	—	(2,236)
Change in operating lease assets and liabilities	(57,653)	80,355
Inventory write-offs to allowance	135,625	73,569
Deferred taxes	(2,795)	9,395
Changes in operating assets and liabilities:
Trade accounts receivable	(350,703)	1,717,283
Other current assets	41,286	(191,381)
Inventories	(13,005)	54,461
Prepaid expenses and deposits	(123,598)	94,619
Accounts payable and accrued liabilities	(430,923)	(424,310)
Net cash (used in) provided by operating activities	(2,437,616)	850,569

Cash flows from investing activities:
Purchase of property and equipment	(160,155)	(1,484,401)
Proceeds from sale of equipment	10,648	—
Proceeds from sale-leaseback of equipment	—	364,710
Acquisition of Visimid, net of cash acquired	—	(722,141)
Net cash used in investing activities	(149,507)	(1,841,832)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	10,372	19,719
Deferred payment for acquisition of Visimid	(125,000)	—
Loan issuance costs	(300,000)	—
Borrowings on loans payable	3,000,000	142,853
Payments on loans payable	(106,486)	(407,510)
Repayment of finance lease obligations	(89,705)	(58,785)
Net cash provided by (used in) financing activities	2,389,181	(303,723)
Effect of exchange rate on cash and cash equivalents	(81,260)	32,698
Change in cash, cash equivalents and restricted cash	(279,202)	(1,262,288)
Cash, cash equivalents and restricted cash, beginning of period	3,480,268	7,144,490
Cash, cash equivalents and restricted cash, end of period	$3,201,066	$5,882,202

Supplemental disclosure of cash flow information:
Interest paid in cash	$40,838	$110,774
Income taxes paid	$61,427	$114,953
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$93,048	$61,654
Issuance of common stock for acquisition of Visimid	$321,358	$150,000

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies during the six months ended December 31, 2024, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Fair Value of Financial Instruments

We account for financial instruments in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which provides a framework for measuring fair value and disclosure requirements for fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The respective carrying value of financial instruments recorded on the consolidated balance sheets approximated their fair values. These financial instruments include accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the our finance lease obligations and loans payable approximate their carrying values, based upon current rates available to us. See Note 11, Leases and Note 12, Loans Payable, to these unaudited Condensed Consolidated Financial Statements for additional information. Management considers these fair value estimates to be level 2 fair value measurements.

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

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the balance of the estimated potential earnout, have been accrued and are included in Accrued liabilities and Accrued liabilities, noncurrent in the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024.

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

The Company incurred a total of approximately $238,000, in acquisition costs, of which $97,000 was incurred during the six months ended December 31, 2023. These costs are included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Selling, general and administrative.”   No further acquisition costs were incurred during the six months ended December 31, 2024.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $335,000 and $725,000 as of December 31, 2024 and June 30, 2024, respectively, and is included in accrued liabilities in the condensed consolidated balance sheets.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time, generally upon shipment. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a defense customer which includes both product development and hardware deliverables where similar revenue recognition criteria will be applied.

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three and six months ended December 31, 2024 and 2023 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Infrared components	$3,112,076	$3,572,853	$5,722,960	$7,407,455
Visible components	2,762,852	2,678,904	6,062,730	5,367,239
Assemblies and modules	857,214	986,683	1,950,882	2,248,722
Engineering services	692,687	77,197	2,088,638	369,469
Total revenue	$7,424,829	$7,315,637	$15,825,210	$15,392,885

5. Inventories

The components of inventories include the following:

	December 31, 2024	June 30, 2024
Raw materials	$2,653,677	$3,112,428
Work in process	2,482,370	2,333,240
Finished goods	2,498,260	2,330,287
Allowance for obsolescence	(1,205,868)	(1,224,896)
	$6,428,439	$6,551,059

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.3 million and $1.4 million as of December 31, 2024 and June 30, 2024, respectively.

6. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	December 31, 2024	June 30, 2024
Manufacturing equipment	5 - 10	$22,342,184	$22,582,429
Computer equipment and software	3 - 5	968,708	970,494
Furniture and fixtures	5	347,911	349,932
Leasehold improvements	5 - 10	8,948,365	8,964,714
Construction in progress		626,363	646,217
Total property and equipment		33,233,531	33,513,786
Less accumulated depreciation and amortization		(19,178,702)	(18,303,174)
Total property and equipment, net		$14,054,829	$15,210,612

Depreciation expense was $1.2 million for both the six months ended December 31, 2024 and 2023.

7. Goodwill and Intangible Assets

There were no changes in the net carrying value of goodwill during the six months ended December 31, 2024.

Amortizable intangible assets were comprised of:

	Useful Lives (Years)	December 31, 2024	June 30, 2024
Customer relationships	10 - 15	$3,712,300	$3,712,300
Trade secrets	8 - 10	4,197,304	4,197,304
Trademarks	8 - 10	4,256,418	4,256,418
Backlog	1	463,525	463,525
Total intangible assets		12,629,547	12,629,547
Less accumulated amortization		(9,669,295)	(8,978,808)
Total intangible assets, net		$2,960,252	$3,650,739

Future amortization of intangibles is as follows:

Fiscal year ending:
June 30, 2025 (six months remaining)	$194,167
June 30, 2026	388,336
June 30, 2027	388,336
June 30, 2028	388,336
June 30, 2029	388,336
After June 30, 2029	1,212,741
$2,960,252

8. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Loss before income taxes	$(2,567,472)	$(1,637,605)	$(4,174,581)	$(2,940,435)
Income tax provision	$44,525	$76,058	$60,161	$115,604
Effective income tax rate	-2%	-5%	-1%	-4%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. Effective February 28, 2023, the legal entities of LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”) were merged, with LPOIZ as the surviving company and the operations of the two companies were merged. For the three and six months ended December 31, 2024 and 2023, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LPOIZ, and paid or payable to LightPath, its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2024 and June 30, 2024, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of December 31, 2024 and June 30, 2024 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2024, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both December 31, 2024 and June 30, 2024. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited condensed consolidated financial statements.

Law of Corporate Income Tax of Latvia

Our Latvian subsidiary, ISP Optics Latvia, SIA (“ISP Latvia”), is governed by the Law of Corporate Income Tax of Latvia. Effective January 1, 2018, the Republic of Latvia enacted tax reform with the following key provisions: (i) corporations are not subject to income tax, but are instead subject to a distribution tax on distributed profits (or deemed distributions, as defined) and (ii) the rate of tax was changed to 20%; however, distribution amounts are first divided by 0.8 to arrive at the profit before tax amount, resulting in an effective tax rate of 25%. As a transitional measure, distributions of earnings prior to January 1, 2018 were not subject to tax if declared prior to December 31, 2019. ISP Latvia declared an intercompany dividend to be paid to ISP Optics Corporation (“ISP”), its U.S. parent company, for the full amount of earnings accumulated prior to January 1, 2018. Distributions of this dividend have been fully settled as of June 30, 2024 and we currently do not intend to distribute any earnings generated after January 1, 2018. If, in the future, we change such intention, we will accrue distribution taxes, if any, as profits are generated.

9. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 7,215,625 shares of our Class A common stock for issuance pursuant to awards granted under the Omnibus Plan or SICP. As of  December 31, 2024, 775,126 shares of Class A common stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2024 and 2023, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Stock options	$10,809	$30,037	$21,618	$61,515
RSAs	59,531	108,922	166,218	131,309
RSUs	171,206	172,820	318,185	359,030
Total	$241,546	$311,779	$506,021	$551,854

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A common stock through payroll deductions, subject to certain limitations. A discount of approximately $1,100 and $2,000 for the six months ended December 31, 2024 and 2023, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.  The 2014 ESPP expired in January 2025.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2024 and 2023. The volatility rate and expected term are based on seven-year historical trends in Class A common stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during either of the six-month periods ended December 31, 2024 or 2023.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the six months ended December 31, 2024 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2024	553,689	$2.02	5.4	1,250,132	0.8	161,540	1.5

Granted	—	—		44,361		72,612
Exercised	(127,000)	$2.01		(159,224)		(136,604)
Cancelled/Forfeited	(28,794)	$2.96		—		—
December 31, 2024	397,895	$1.96	5.6	1,135,269	0.5	97,548	1.2
Awards exercisable/
vested as of
December 31, 2024	350,409	$1.92	5.3	587,351	—	—	—

Awards unexercisable/
unvested as of
December 31, 2024	47,486	$2.25	8.0	547,918	0.5	97,548	1.2
	397,895			1,135,269		97,548

As of December 31, 2024, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2025 (remaining six months)	$36,202	$86,842	$331,510	$454,554
June 30, 2026	22,104	100,377	296,475	418,956
June 30, 2027	16,350	22,019	180,387	218,756
	$74,656	$209,238	$808,372	$1,092,266

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(2,611,997)	$(1,713,663)	$(4,234,742)	$(3,056,039)

Weighted-average common shares outstanding:
Basic number of shares	39,728,933	37,501,683	39,645,206	37,446,714
Diluted number of shares	39,728,933	37,501,683	39,645,206	37,446,714

Loss per common share:
Basic	$(0.07)	$(0.05)	$(0.11)	$(0.08)
Diluted	$(0.07)	$(0.05)	$(0.11)	$(0.08)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A common stock, as their effects would be anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Options to purchase common stock	523,188	534,462	532,179	534,462
RSUs and RSAs	1,292,221	1,704,638	1,348,442	1,695,723
	1,815,409	2,239,100	1,880,621	2,230,185

11. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Riga, Latvia; Shanghai, China; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have fourteen finance lease agreements entered into during fiscal years 2023, 2024 and 2025 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

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

We received tenant improvement allowances for the lease of our Orlando Facility. These allowances were used to construct improvements and are included in leasehold improvements and operating lease liabilities. The balance is being amortized over the corresponding lease term. In August 2023, we completed the construction of additional tenant improvements within the premises subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of approximately $3.7 million.

The components of lease expense for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost	$269,985	$238,652	$538,480	$443,675
Finance lease cost:
Depreciation of lease assets	42,916	13,982	80,732	33,897
Interest on lease liabilities	17,027	7,856	31,089	15,392
Total finance lease cost	59,943	21,838	111,821	49,289
Total lease cost	$329,928	$260,490	$650,301	$492,964

Supplemental balance sheet information related to the leases as of December 31, 2024 and June 30, 2024 was as follows:

	Classification	December 31, 2024	June 30, 2024
Assets:
Operating lease assets	Operating lease assets	$6,218,147	$6,741,549
Finance lease assets	Property and equipment, net(1)	954,791	1,063,768
Total lease assets		$7,172,938	$7,805,317

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$997,957	$1,059,998
Finance leases	Finance lease liabilities, current	203,739	177,148

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	7,539,488	8,058,502
Finance leases	Finance lease liabilities, less current portion	496,025	528,753
Total lease liabilities		$9,237,209	$9,824,401

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $190,000 and $109,000 as of December 31, 2024 and June 30, 2024, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	December 31, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	8.9
Finance leases	3.3

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	7.1%

Supplemental cash flow information was as follows for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$590,037	$363,320
Operating cash used for finance leases	$31,089	$15,393
Financing cash used for finance leases	$89,705	$58,785

Future maturities of lease liabilities were as follows as of December 31, 2024:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2025 (remaining six months)	$147,073	$551,758
June 30, 2026	240,481	1,126,945
June 30, 2027	213,832	1,134,178
June 30, 2028	170,535	1,152,594
June 30, 2029	57,642	1,182,835
Thereafter	—	5,563,403
Total future minimum payments	829,563	10,711,713
Less imputed interest	(129,799)	(2,174,268)
Present value of lease liabilities	$699,764	$8,537,445

12. Loans Payable

As of December 31, 2024, loans payable consisted of two equipment loans and a bridge promissory note (as described below).

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

Equipment Loans

In December 2020, ISP Latvia received an equipment loan from a third party (the “2020 Equipment Loan”), which party is also a significant customer. The 2020 Equipment Loan was collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or USD $275,000), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. An additional 225,000 EUR (or USD $267,000) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%.

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”).  The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or USD $141,815). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (5.63% as of December 31, 2024).

Future maturities of loans payable are as follows:

	Promissory Note	Equipment Loans	Total
Fiscal year ending:
June 30, 2025 (remaining six months)	$—	$102,567	$102,567
June 30, 2026	3,000,000	145,465	3,145,465
June 30, 2027	—	102,844	102,844
June 30, 2028	—	68,563	68,563
Total payments	$3,000,000	$419,439	$3,419,439
Unamortized loan issuance costs			(179,167)
Loans payable			$3,240,272
Less current portion			(3,017,443)
Non-current portion			$222,829

13. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $330,000 and $510,000 as of December 31, 2024 and June 30, 2024, respectively. We also recognized net foreign currency transaction gains of $40,000 and $4,000 during the three months ended December 31, 2024 and 2023, respectively. During the six months ended December 31, 2024 and 2023, we recognized net foreign currency transaction gains of $4,000 and $29,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $3.2 million at December 31, 2024. Of this amount, approximately 60% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2024, LPOIZ had approximately $1.2 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2024.

Revenues from foreign countries for the six months ended December 31, 2024 and 2023 are as follows:

	Six Months Ended December 31,
	2024	2023
Revenues:
United States	$10,628,649	$8,640,498
Europe	2,589,988	4,521,846
China	1,324,301	1,217,955
Other Asian countries	482,518	614,037
Rest of world	799,754	398,549
	$15,825,210	$15,392,885

Long-lived assets located in foreign countries as of December 31, 2024 and June 30, 2024 are as follows:

	December 31, 2024	June 30, 2024
Long-lived assets:
United States	$23,372,056	$24,989,477
Latvia	4,517,296	4,961,741
China	2,290,539	2,615,410
	$30,179,891	$32,566,628

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

Potential Impact of Economic Conditions in and Trade Relations with China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. Deteriorating economic conditions in China, as well as geo-political drivers such as sanctions on Chinese companies, generally have led to lower demand for our products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall. A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China is likely to have a further adverse effect on our business and results of operations in future quarters.

In addition, China’s export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, are becoming increasingly disruptive to our business with adverse impacts. The initial restrictions imposed in July 2023, required all international customers to provide an end user statement for approval before receiving an export license. Following that announcement, supply of Germanium was disrupted, though not completely stopped. This also resulted in significant price increases in the cost of Germanium material. Following these restrictions we had proactively canceled a number of customer orders for Germanium, to reduce our exposure in case of a supply disruption.

Then, in December 2024, China escalated trade tensions with the U.S. by imposing more stringent export restrictions on critical minerals, including Germanium. The Chinese Ministry of Commerce cited national security concerns as the rationale for these measures, which effectively banned shipments of these minerals to the U.S. and significantly limited shipments of those minerals for dual-use applications in many other countries.

As a purchaser of Germanium, we cannot provide any assurance that we will be able to obtain adequate supplies of Germanium, or that the timing or costs of obtaining such raw materials will be acceptable to us. As a precaution against disruptions in the Germanium supply chain and in anticipation of increased demand for optics produced from other materials, particularly our proprietary BlackDiamond materials, we have, in agreement with a key customer, canceled sales orders for optics made of Germanium and are actively working with our customers to redesign their systems to use our BlackDiamond materials instead of Germanium-based materials. Additionally, we are actively collaborating with our customers to ensure those redesigned systems are tested and qualified as replacements for legacy Germanium-based systems. In some cases, such as complex defense and airborne systems, the re-qualification of such redesigned systems is a lengthy process that can take up to two years. In other systems such as commercial systems and also some specific defense systems, this is a faster process, that takes several months.

In February 2025, the U.S. announced additional tariffs on goods imported from China, effective immediately, and China announced its intent to follow suit and implement additional tariffs on goods imported to China from the U.S. We have in place a number of strategies to mitigate the impact of tariffs, which we will adjust in response to these additional tariffs.   However, given the uncertainty regarding the potential for additional trade actions by the U.S. or other countries, any future impact on our operations and financial results is uncertain and these impacts could be more significant than in the past. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be adversely affected.

Impact of Recent Wars

In February 2022, Russian military forces invaded Ukraine. This war has led to sanctions on Russia, which have had some impacts, though temporary, on our supply chain of raw materials. Separately, Israel declared war on Hamas in October 2023.  Initially, this resulted in a temporary increase in our sales, as Israel worked to replace electro-optical systems that in some cases use our materials. Our sales to customers in this region have since stabilized, however, it is still possible that this war could have a negative impact on our business as a result of the overall economic impact in Israel. In addition to the significant defense related market in Israel, we also serve many commercial related applications and work with commercial companies in Israel, and the business of those customers may be negatively impacted by the war over time. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of either the Russian-Ukraine conflict or the Israel-Hamas war on our financial condition, results of operations or cash flows into the foreseeable future.

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

On February 13, 2025, we announced a strategic acquisition and the related financing, including the issuance of a new series of preferred shares. For additional information, refer to Note 16, Subseqent Event.

There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, we may identify opportunities for additional acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

16. Subsequent Event

On February 13, 2025, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) by and among the Company, G5 Infrared, LLC, a New Hampshire limited liability company (“G5 Infrared”), the members of G5 Infrared (the “Sellers”), and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative, pursuant to which the Company has agreed to acquire from the Sellers all of the issued and outstanding membership interests of G5 Infrared. The aggregate consideration is approximately $27 million which consists of (i) $20.25 million in cash, (ii) 1,972,531 shares of Class A Common Stock, and (iii) and up to an additional $23 million in earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the Membership Interest Purchase Agreement. G5 Infrared is an infrared camera solutions provider for Department of Defense (“DoD”) contractors, commercial and industrial customers, and OEMs. The closing of the transaction is expected to occur on or before February 19, 2025.

Concurrent with the entry into the Membership Interest Purchase Agreement on February 13, 2025 , we entered into Securities Purchase Agreements (the “Securities Purchase Agreement”) with North Run Capital, AIGH Capital Management LLC and the Lytton-Kambara Foundation (the “Purchasers”) pursuant to which the Purchasers have agreed to purchase from the Company (i) an aggregate of approximately 24,956 shares (the “Preferred Shares”) of a newly created series of preferred stock, with a stated value of $1,000 per share (the “Preferred Stock”), designated Series G Convertible Preferred Stock, which shall be convertible into shares of Common Stock (the shares of Common Stock issuable upon conversion of the Preferred Shares being referred to as the “Conversion Shares”), in accordance with the terms of the Company’s Certificate of Designations, Preferences and Rights of the Series G Convertible Preferred Stock to be filed with the Delaware Secretary of State (the “Certificate of Designations”), (ii) warrants to purchase an aggregate of 4,352,774 shares of Common Stock, with an exercise price of $2.58 per share (the “Warrants; the shares of Common Stock issuable upon exercise of the Warrants being referred to as the “Warrant Shares”), and (iii) senior secured promissory notes (the “Notes”) in an aggregate principal amount of $5.2 million, which are convertible into shares of Preferred Stock upon the occurrence of the event specified in the Notes (the “Preferred Conversion Shares”), which are in turn convertible into Conversion Shares (the transactions contemplated by the Securities Purchase Agreement, the “Private Placement”). The Private Placement is expected to close immediately prior to the closing of the G5 Infrared acquisition.

At the closing of the Securities Purchase Agreement, the Company and the Purchasers will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has agreed to register all Conversion Shares and Warrant Shares (the “Registrable Securities”) under the Securities Act. The Company agreed to file a registration statement covering the resale of such Registrable Securities within 75 days of the date of closing.

The Company may not issue Conversion Shares and/or Warrant Shares to the extent such issuances would result in an aggregate number of shares of Common Stock exceeding 19.99% of the total shares of Common Stock issued and outstanding as of the G5 acquisition closing date, in accordance with the rules and regulations of Nasdaq unless the Company first obtains stockholder approval (the “Stockholder Approval”). Pursuant to the Securities Purchase Agreement and as required by Nasdaq, the Company agreed to file a proxy statement to obtain the Stockholder Approval and hold such meeting of stockholders of the Company not later than 120 days after the closing.

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “Class A Common Securities Purchase Agreement”) with Lytton-Kambara Foundation (the “Buyer”), pursuant to which Buyer has agreed to purchase from the Company: (i) 455,192 shares of Class A common stock at a purchase price of approximately $2.15 per share, plus warrants to purchase 37.5% of the number of shares, or 170,697 shares of Class A common stock, with an exercise price of $2.58 per share; and (ii) 232,558 shares of Class A common stock at a purchase price of approximately $2.15 per share (the “Common Offering”). The consideration aggregate of $1.5 million to be paid consists of: 1) $500,000 cash; and 2) the remaining $1,000,000 by exchange of an equal amount of principal and accrued and unpaid interest outstanding under that certain existing indebtedness of the Company held by the Buyer as evidenced by that certain Bridge Note in the original principal amount of $3,000,000 dated August 6, 2024, by the Company in favor of the Buyer (the “Existing Note”).  Upon such exchange under the Class A Common Securities Purchase Agreement, and a like exchange for the remaining balance of the Existing Note in connection with the Buyer purchasing Preferred Stocks and Notes in the Private Placement, all of the Company’s obligations under the Existing Note shall be deemed satisfied in full, waived or terminated and the Existing Note will be deemed cancelled and of no force or effect. The Common Offering is expected to close immediately prior to the closing of the G5 Infrared acquisition.

The Company expects to receive aggregate proceeds from the Private Placement and the Common Offering of approximately $32.2 million, inclusive of the conversion of existing indebtedness, before deducting estimated offering expenses payable by the Company, which will be used to fund, in part, the cash consideration payable in connection with the G5 acquisition.

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

Results of Operations

Revenue

Three months ended December 31, 2024, compared to three months ended December 31, 2023

Revenue for the second quarter of fiscal 2025 was approximately $7.4 million, an increase of approximately $0.1 million, or 1%, as compared to approximately $7.3 million in the same quarter of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue from infrared components was approximately $3.1 million in the second quarter of fiscal 2025, a decrease of approximately $0.5 million, or 13%, as compared to the same quarter of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024, as we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. The availability of Germanium is becoming increasingly limited due to new trade restrictions and additional tariffs on goods imposed by China. See the section entitled “Potential Impact of Economic Conditions and Policies in China” within Item 2, for additional information and a discussion of economic conditions and policies in China.

Revenue from the visible components product group for the second quarter of fiscal 2025 was $2.8 million, an increase of approximately $0.1 million, or 3%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and medical customers.

Revenue from assemblies and modules was approximately $0.9 million in the second quarter of fiscal 2025, a decrease of approximately $0.1 million, or 13%, as compared to the same quarter of the prior fiscal year. The majority of the decrease is due to a decrease in sales of a custom visible lens assembly to a medical customer, for which we had an end-of-life order which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales of infrared cores and cameras.

Revenue from engineering services increased by $0.6 million, or 797%, for the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year.  This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Six months ended December 31, 2024, compared to six months ended December 31, 2023

Revenue for the first half of fiscal 2025 was approximately $15.8 million, an increase of approximately $0.4 million, or 3%, as compared to approximately $15.4 million in the same period of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue from infrared components was approximately $5.7 million in the first half of fiscal 2025, a decrease of approximately $1.7 million, or 23%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales against the aforementioned annual contract for Germanium-based products. The decrease in sales to this customer was partially offset by increases in sales to several defense customers in the U.S. and in Europe.

Revenue from the visible components product group for the first half of fiscal 2025 was $6.1 million, an increase of approximately $0.7 million, or 13%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and medical customers.

Revenue from assemblies and modules was approximately $2.1 million in the first half of fiscal 2025, a decrease of approximately $0.3 million, or 13%, as compared to the same period of the prior fiscal year.  The majority of the decrease is due to a decrease in sales of a custom visible lens assembly to a medical customer, for which we had an end of life order which shipped complete in the first quarter of fiscal 2025.

Revenue from engineering services increased by $1.7 million, or 465%, for the first half of fiscal 2025, as compared to the same period of the prior fiscal year.  This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

Gross Profit

In the second quarter of fiscal 2025, gross profit was approximately $1.9 million, a decrease of $0.3 million, or 11%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $5.5 million for the second quarter of fiscal 2025, compared to approximately $5.1 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 26% for the second quarter of fiscal 2025, compared to 30% for the same quarter of the prior fiscal year. The decrease in gross margin as a percentage of revenue is primarily due to differences in the product mix, coupled with some manufacturing yield issues in infrared components, which were resolved late in the second quarter. We continue to focus our strategic direction on higher margin products.

For the first half of fiscal 2025, gross profit was approximately $4.8 million, an increase of $0.3 million, or 6%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $11.0 million for the first half of fiscal 2025, compared to approximately $10.9 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the first half of fiscal 2025, compared to 29% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due to a more favorable product mix, with increases in both visible components sales and engineering services, which typically have higher margins than infrared components.

Selling, General and Administrative

In the second quarter of fiscal 2025, SG&A costs were approximately $3.4 million, an increase of approximately $0.5 million, or 17%, as compared to approximately $2.9 million in the same quarter of the prior fiscal year.  For the first half of fiscal 2025, SG&A costs were approximately $6.6 million, an increase of approximately $1.1 million, or 20%, as compared to approximately $5.5 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in legal and consulting fees related to business development initiatives. Due diligence and other costs incurred leading up to the acquisition of G5 were approximately $175,000 for the second quarter of fiscal 2025, and $585,000 for the first half of 2025. We have also increased our sales and marketing spend to promote new products, including personnel costs, travel, advertising and tradeshows.

New Product Development

In the second quarter of fiscal 2025, new product development costs were approximately $0.8 million, an increase of approximately $0.2 million, or 26%, as compared to the same quarter of the prior fiscal year. For the first half of fiscal 2025, new product development costs were approximately $1.2 million, approximately the same as the first half of fiscal 2024. The increase for the second quarter was primarily driven by materials consumed for continued development of infrared assembly products.  For the first half, the increase in material spend was offset by a decrease in personnel costs as engineering personnel have shifted toward externally funded, rather than internally funded, development projects.

Amortization of Intangibles

Amortization of intangibles decreased by $0.2 million for the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, and decreased by $0.1 million for the first half of fiscal 2025, as compared to the same period of the prior fiscal year. These decreases are driven by the amortization of identifiable intangible assets associated with the Visimid acquisition, for which the backlog intangible reached full amortization during the first quarter of fiscal 2025. See Note 3, Acquisition of Visimid, in the unaudited Condensed Consolidated Financial Statements, for further information.

Other Income (Expense)

Interest expense, net, was approximately $169,000 for the second quarter of fiscal 2025, as compared to $54,000 for the same quarter of the prior fiscal year. For the first half of fiscal 2025, interest expense, net was approximately $318,000, as compared to $111,000 for the same period of the prior fiscal year. The increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Bridge Note which was executed in August 2024.

Other income, net, was approximately $86,000 for the second quarter of fiscal 2025, as compared to other income, net of $200,000 for the same quarter of the prior fiscal year. For the first half of fiscal 2025, other income, net was approximately $5,000, as compared to $205,000 for the same period of the prior fiscal year. Other income for the second quarter and first half of fiscal 2024 includes a gain of $190,000 for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 14, Contingencies, in the unaudited Condensed Consolidated Financial Statements.

Other income, net also includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We recognized foreign currency transaction gains of $40,000 and $4,000 for the second quarter of fiscal 2025 and 2024, respectively. For the first half of fiscal 2025 and 2024, we recognized foreign currency gains of $4,000 and $29,000, respectively.

Income Taxes

Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered. Income tax expense was approximately $45,000 for the second quarter of fiscal 2025, as compared to $76,000 for the same quarter of the prior fiscal year.  For the first half of fiscal 2025, income tax expense was $60,000, as compared to $116,000 for the same period of the prior fiscal year. The decreases are due to timing of intercompany dividends.

Net Loss

Net loss for the second quarter of fiscal 2025 was approximately $2.6 million, or $0.07 basic and diluted loss per share, compared to $1.7 million, or $0.05 basic and diluted loss per share, for the same quarter of the prior fiscal year.The increase in net loss of approximately $1.0 million for the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, was primarily attributable to lower gross profit coupled with increased SG&A and new product development costs, as well as higher interest expense. Included in SG&A are $175,000 in non-recurring costs leading up to the acquisition of G5.

Net loss for the first half of fiscal 2025 was approximately $4.2 million, or $0.11 basic and diluted loss per share, compared to $3.1 million, or $0.08 basic and diluted loss per share, for the same period of the prior fiscal year. The increase in net loss of approximately $1.2 million for the first half of fiscal 2025, as compared to the same period of the prior fiscal year, was primarily attributable to the increased SG&A costs, including legal and consulting expenses of $585,000 related to the acquisition of G5.

Weighted-average common shares outstanding for the second quarter of fiscal 2025 were 39,728,933, basic and diluted, compared to 37,501,683, basic and diluted, in the same quarter of fiscal 2024. Weighted-average common shares outstanding for the first half of fiscal 2025 were 39,645,206, basic and diluted, compared to 37,446,714, basic and diluted, in the same period of fiscal 2024. The increase in weighted-average basic common shares was due to the 585,483 shares issued during the second half of fiscal year 2024 pursuant to the at-the-market equity program, and the shares of Class A common stock issued in conjunction with the acquisition of Visimid. The increase is also attributable to the issuance of shares of Class A common stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Potential Impact of Economic Conditions and Policies in China

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth over the past several decades, its growth rate has declined in recent years and may continue to decline. According to the National Bureau of Statistics of China, the annual economic growth rate in China was 6.9% in 2017, 6.8% in 2018, 6.1% in 2019, 2.3% in 2020, 8.1% in 2021, 3% in 2022, 5.2% in 2023 and 5% in 2024. Deteriorating economic conditions in China generally have led to lower demand for the Company’s products in China and thus lower revenues and net income for our subsidiaries in China and the Company overall, which we expect will continue in future quarters.

On July 4, 2023 China announced export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium was disrupted, though not completely stopped. This also resulted in significant price increases in the cost of Germanium material, by as much as 60%. Following these restrictions we had proactively canceled a number of customer orders for Germanium, to reduce our exposure in case of a supply disruption.

Then, in December 2024, China escalated trade tensions with the United States by imposing more stringent export restrictions on critical minerals, including germanium. The Chinese Ministry of Commerce cited national security concerns as the rationale for these measures, which effectively banned shipments of these minerals to the U.S., and significantly limited shipments of those minerals for dual-use applications in many other countries.

As a purchaser of Germanium, we cannot provide any assurance that we will be able to obtain adequate supplies of Germanium, or that the timing or costs of obtaining such raw materials will be acceptable to us. As a precaution against disruptions in the Germanium supply chain and in anticipation of increased demand for optics produced from other materials, particularly our proprietary BlackDiamond materials, we have, in agreement with a key customer, canceled sales orders for optics made of Germanium and are actively working with our customers to redesign their systems to use our BlackDiamond materials instead of Germanium-based materials. Additionally, we are actively collaborating with our customers to ensure those redesigned systems are tested and qualified as replacements for legacy Germanium-based systems. In some cases, such as complex defense and airborne systems, the re-qualification of such redesigned systems is a lengthy process that can take up to two years. In other systems such as commercial systems and also some specific defense systems, this is a faster process, that takes several months.

In February 2025, the U.S. announced additional tariffs on goods imported from China, effective immediately, and China announced its intent to follow suit and implement additional tariffs on goods imported to China from the U.S. We have in place a number of strategies to mitigate the impact of tariffs, which we will adjust in response to these additional tariffs.   However, given the uncertainty regarding the potential for additional trade actions by the U.S. or other countries, any future impact on our operations and financial results is uncertain and these impacts could be more significant than in the past. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be adversely affected.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of approximately $5.4 million and total cash and cash equivalents of approximately $3.2 million, of which, approximately 60% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of December 31, 2024, LPOIZ had approximately $1.2 million available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2024.

As of December 31, 2024, loans payable consists of two third-party equipment loans and the Bridge Note. See Note 12, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022.  During the year ended June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program. No additional shares were issued under this program during the six months ended December 31, 2024.

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

On February 13, 2025, we announced a strategic acquisition and the related financing, including the issuance of a new series of preferred stock. For additional information, refer to Note 16, Subseqent Event, in the accompanying unaudited condensed consolidated financial statements.

There are a number of factors that could result in the need to raise additional funds, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, we may identify opportunities for additional acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

Cash Flows – Operating:

Cash used in operations was approximately $2.4 million for the first half of fiscal 2025, compared to cash provided by operations of approximately $0.9 million for the same period of the prior fiscal year.Cash used in operations for the first half of fiscal 2025 was primarily due to the net loss, coupled with payments against accounts payable and accrued liabilities, as well as increases in prepaid expenses and accounts receivable. Cash provided by operations for the first half of fiscal 2024 was largely driven by a decrease in accounts receivable, driven by the timing of sales. Sales were lower in the first and second quarters of fiscal 2024 than in the fourth quarter of fiscal 2023 resulting in higher collections in the first half of fiscal 2024 than in the first half of fiscal 2025.

Cash Flows – Investing:

During the first half of fiscal 2025, we expended approximately $0.2 million in investments in capital equipment, compared to approximately $1.5 million in the same period of the prior fiscal year. The capital spending in the first half of fiscal 2024 was largely driven by the Orlando Facility expansion. As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of $3.7 million over fiscal years 2023 and 2024. We also expended approximately $0.7 million during the first half of fiscal 2024, to acquire Visimid, net of cash acquired, as disclosed in Note 3, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The first half of fiscal 2024 also reflected proceeds of approximately $365,000 from sale-leasebacks of equipment.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $2.4 million for the first half of fiscal 2025, compared to cash used in financing activities of approximately $0.3 million in the same period of the prior fiscal year. Cash provided by financing activities for the first half of fiscal 2025 primarily reflects the $2.7 million in net proceeds from the Bridge Note, plus approximately $10,000 in proceeds from the sale of Class A common stock under the 2014 ESPP, offset by approximately $196,000 in principal payments on our loans and finance leases and $0.1 million for the final cash payment related to the acquisition of Visimid. Cash used in financing activities for the first half of fiscal 2024 included $466,000 in principal payments on our loans and finance leases, offset by approximately, $143,000 in proceeds from the 2023 Equipment Loan and $20,000 in proceeds from the sale of Class A common stock under the 2014 ESPP.

Contractual Obligations and Commitments

As of December 31, 2024, our principal commitments consisted of obligations under operating and finance leases, and debt agreements. No material changes occurred during the first six months of fiscal 2025 in our contractual cash obligations to repay debt or to make payments under operating and finance leases, or in our contingent liabilities as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Sales Backlog

We believe our sales activity has been and continues to be a key indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We evaluate our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and be converted into revenues. This includes customer purchase orders and may also include amounts under supply contracts for which purchase orders have not yet been received, if those contracts meet the aforementioned criteria. Generally, a higher total backlog is better for us.

Our total backlog at December 31, 2024 was approximately $19.8 million, a decrease of 4%, as compared to $21.2 million as of December 31, 2023. Compared to the end of fiscal 2024, our total backlog increased by 3% during the first half of fiscal 2025. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q2 2024	$21,220	-2%	0%
Q3 2024	$21,967	1%	4%
Q4 2024	$19,268	-11%	-12%
Q1 2025	$20,542	7%	7%
Q2 2025	$19,767	3%	-4%

The increase in backlog during the first half of fiscal 2025 is primarily due to a significant contract renewal for advanced infrared optics for a critical international military program, with a small increase over the previous renewal in the same period of the prior fiscal year. Also contributing to the increase is a $0.5 million low-rate initial production order for thermal imaging assemblies with a new tier-1 defense customer. These significant bookings were partially offset by shipments against prior period backlog under other annual and multi-year contracts. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL-4 materials. With the global supply of Germanium currently concentrated in Russia and China, global events which have significantly restricted the Germanium supply, particularly to the U.S., are generating renewed interest in germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab. Several of our customers are actively working to convert their designs to use optics made of our BlackDiamond materials.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three and six-month periods ended December 31, 2024 and 2023:

	(unaudited)
	Three Months Ended December 31,		Quarter	Six Months Ended December 31,		Year-to-date
	2024	2023	% Change	2024	2023	% Change
Revenue
Infrared components	$3,112,076	$3,572,853	-13%	$5,722,960	$7,407,455	-23%
Visible components	2,762,852	2,678,904	3%	6,062,730	5,367,239	13%
Assemblies and modules	857,214	986,683	-13%	1,950,882	2,248,722	-13%
Engineering services	692,687	77,197	797%	2,088,638	369,469	465%
Total revenue	$7,424,829	$7,315,637	1%	$15,825,210	$15,392,885	3%

Three months ended December 31, 2024

Our revenue increased by 1% in the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue generated by the infrared components product group for the second quarter of fiscal 2025 was $3.1 million, a decrease of 13%, as compared to same quarter of the prior fiscal year.  The decrease in revenue is primarily due to a decrease in sales to a single customer against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024. Due to the uncertainty surrounding the global Germanium supply, we decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. We continue to work with this single customer, as well as other customers to convert their systems to use BlackDiamond optics. During the first quarter of fiscal 2025, we announced that a current key defense customer using Germanium lenses successfully completed the qualification and evaluation of new optics made from our proprietary BlackDiamond chalcogenide-based glass.

Revenue from the visible components product group for the second quarter of fiscal 2025 was $2.8 million, an increase of 3%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and medical customers.

Revenue from assemblies and modules decreased by 13% for the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year.  The majority of the decrease is due to a decrease in sales of a custom visible lens assembly to a medical customer, for which we had an end-of-life order which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales of infrared cores and cameras. During the first quarter of fiscal 2025, we announced the global launch of a new version of the Mantis™ camera, specifically designed for monitoring high-temperature processes inside boilers and furnaces in power plants, and we also announced the first commercial order for furnace inspection for a customer in the southeastern U.S., as well as a new Optical Gas Imaging (“OGI”) camera platform to detect fugitive gas emissions for oil and gas applications. During the second quarter of fiscal 2025, we announced a new version of our OGI platform to detect fugitive ammonia and sulfur hexafluoride (SF6) emissions for industrial and manufacturing applications.

Revenue from engineering services increased by $0.6 million, or 797%, for the second quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year.  This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones. During the first quarter of fiscal 2025, we received qualification of our advanced thermal camera system by Lockheed Martin as part of its bid to produce the design of a major missile program for the U.S. Army. We expect to start delivering flightworthy hardware for implementation into Lockheed Martin's initial live test units during the third quarter of fiscal 2025.

Six months ended December 31, 2024

Our revenue increased by 3% in the first half of fiscal 2025, as compared to the same period of the prior fiscal year, driven by increases in sales of visible components and engineering services, partially offset by decreases in infrared components and assemblies and modules.

Revenue generated by the infrared components product group for the first half of fiscal 2025 was $5.7 million, a decrease of 17%, as compared to same period of the prior fiscal year The decrease in revenue is primarily due to a decrease in sales against the aforementioned annual contract for Germanium-based products.  The decrease in sales to this customer was partially offset by increases in sales to several defense customers in the U.S. and in Europe.

Revenue from the visible components product group for the second quarter of fiscal 2025 was $6.1 million, an increase of 13%, as compared to the same period of the prior fiscal year The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and medical customers. The year-over-year increase was largely due to timing; we generally do not expect growth in our visible components product group.

Revenue from assemblies and modules decreased by 13% for the first half of fiscal 2025, as compared to the same period of the prior fiscal year. The majority of the decrease is due to a decrease in sales of a custom visible lens assembly to a medical customer, for which we had an end of life order which shipped complete in the first quarter of fiscal 2025. During the first half of fiscal 2025, we announced a new version of the Mantis™ camera, the first commercial order for furnace inspection, and a new OGI camera platform to detect fugitive gas emissions for oil and gas applications. In December 2024 we also announced that we began deliveries of custom lens assemblies, using our BlackDiamond glass, to a European defense customer for use in first-person view drone applications.

Revenue from engineering services increased by $1.7 million, or 465%, for the first half of fiscal 2025, as compared to the same period of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where revenue is generally recognized based on the achievement of milestones.

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

We believe EBITDA is helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA for the three and six months ended December 31, 2024 and 2023:

	(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(2,611,997)	$(1,713,663)	$(4,234,742)	$(3,056,039)
Depreciation and amortization	904,040	1,129,444	1,893,602	1,943,000
Income tax provision	44,525	76,058	60,161	115,604
Interest expense	169,053	53,788	318,413	111,399
EBITDA	$(1,494,379)	$(454,373)	$(1,962,566)	$(886,036)
% of revenue	-20%	-6%	-12%	-6%

Our EBITDA for the quarter ended December 31, 2024 was a loss of approximately $1.5 million, compared to $0.5 million for the same quarter of the prior fiscal year. The decrease in EBITDA in the second quarter of fiscal 2025 was primarily attributable to lower gross profit coupled with increased SG&A, including $175,000 of non-recurring expenses related to the acquisition of G5, and new product development costs.

Our EBITDA for the six months ended December 31, 2024 was a loss of approximately $2.0 million, compared to $0.9 million for the same period of the prior fiscal year. The decrease in EBITDA in the first half of fiscal 2025 was primarily attributable to the increased SG&A costs, including $585,000 of non-recurring expenses related to the acquisition of G5.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended December 31, 2024, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2024, we issued an aggregate of 49,000 shares of our Class A common stock to a consultant, pursuant to a services agreement, at a deemed issuance price of $1.83 per share, which was the closing price of our Class A common stock as reported by The Nasdaq Stock Market, LLC on the issuance date. We relied on exemptions from registration under the Securities Act provided by Section 4(a)(2) with respect to the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the six months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1

Form of Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

4.1

Form of Warrant which was filed as Exhibit 4.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

4.2

Form of Note which was filed as Exhibit 4.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

10.1

Form of Membership Interest Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc., G5 Infrared, LLC, the members of G5 Infrared, LLC, and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

10.2

Form of Securities Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and the investors listed on the Schedule of Buyers attached thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

10.3

Form of Registration Rights Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

10.4

Form of Securities Purchase Agreement, dated February 13, 2025, by and between LightPath Technologies, Inc. and Lytton-Kambara Foundation, which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 13, 2025, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: February 13, 2025	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 13, 2025	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

