Form 10-Q
period 2025-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2025-05-20
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

42,898,936 shares of Class A common stock, $0.01 par value, outstanding as of May 13, 2025.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements include, without limitation, statements regarding:

•	our intentions regarding the use of our earnings generated by our subsidiaries;

•	our belief that the our acquisitions will align with our overall strategy;

•	our expectations regarding market growth potential and market conditions, including in international markets;

•	our belief that our product groups are aligned with our strategic direction, as well as our ability to focus on higher margin products;

•	our ability to remain competitive through differentiating technology;

•	the impact of trade actions on our operations and financial condition;

•	our ability to successfully create a sustainable annuity revenue stream;

•	our expectation that our existing contracts will be renewed in future quarters;

•	our expectations regarding the performance and demand of our products;

•	our anticipated timing for our ability to deliver hardware during the fiscal 2025; and

•	any other statements regarding our plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts.

These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the impact of tariffs and other governmental trade restrictions, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2024. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$6,478,885	$3,480,268
Trade accounts receivable, net of allowance of $23,514 and $25,676	7,651,086	4,928,931
Inventories, net	12,687,225	6,551,059
Prepaid expenses and deposits	1,206,115	445,900
Other current assets	57,815	131,177
Total current assets	28,081,126	15,537,335

Property and equipment, net	15,461,601	15,210,612
Operating lease right-of-use assets	6,457,530	6,741,549
Intangible assets, net	21,476,226	3,650,739
Goodwill	9,741,473	6,764,127
Deferred tax assets, net	123,000	123,000
Other assets	79,860	59,602
Total assets	$81,420,816	$48,086,964
Liabilities and Stockholders Equity
Current liabilities:
Accounts payable	$5,737,240	$3,231,713
Accrued liabilities	3,079,036	1,911,867
Accrued payroll and benefits	1,752,940	1,446,452
Operating lease liabilities, current	1,271,740	1,059,998
Loans payable, current portion	185,631	209,170
Finance lease obligation, current portion	203,954	177,148
Total current liabilities	12,230,541	8,036,348

Deferred tax liabilities, net	1,498,479	326,197
Accrued liabilities, noncurrent	937,000	611,619
Finance lease obligation, less current portion	457,441	528,753
Operating lease liabilities, noncurrent	7,518,766	8,058,502
Loans payable, less current portion	4,693,544	325,880
Warrant liability	3,961,023
Total liabilities	31,296,794	17,887,299

Commitments and Contingencies

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 24,956 issued and outstanding	$34,399,622	-

Stockholders equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 42,893,563 and 39,254,643 shares issued and outstanding	428,936	392,546
Additional paid-in capital	238,505,174	245,140,758
Accumulated other comprehensive income	451,067	509,936
Accumulated deficit	(223,660,777)	(215,843,575)
Total stockholders equity	15,724,400	30,199,665
Total liabilities, convertible preferred stock and stockholders equity	$81,420,816	$48,086,964

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenue, net	$9,167,627	$7,699,175	$24,992,837	$23,092,060
Cost of sales	6,503,526	6,092,988	17,553,476	16,985,846
Gross profit	2,664,101	1,606,187	7,439,361	6,106,214
Operating expenses:
Selling, general and administrative	4,448,359	3,171,770	11,075,005	8,691,395
New product development	757,938	569,962	1,998,775	1,817,598
Amortization of intangible assets	779,025	434,403	1,469,512	1,201,120
Loss on disposal of property and equipment	2,068	13,248	80,505	13,248
Total operating expenses	5,987,390	4,189,383	14,623,797	11,723,361
Operating loss	(3,323,289)	(2,583,196)	(7,184,436)	(5,617,147)
Other income (expense):
Interest expense, net	(486,833)	(37,649)	(805,246)	(149,048)
Loss on extinguishment of debt	(418,502)	-	(418,502)	-
Change in fair value of warrant liability	870,554	-	870,554	-
Other income (expense), net	(124,359)	29,109	(119,380)	234,024
Total other income (expense), net	(159,140)	(8,540)	(472,574)	84,976
Loss before income taxes	(3,482,429)	(2,591,736)	(7,657,010)	(5,532,171)
Income tax provision	100,031	5,798	160,192	121,402
Net loss	$(3,582,460)	$(2,597,534)	$(7,817,202)	$(5,653,573)
Foreign currency translation adjustment	120,572	(112,356)	(58,869)	22,409
Comprehensive loss	$(3,461,888)	$(2,709,890)	$(7,876,071)	$(5,631,164)
Loss per common share (basic)	$(0.09)	$(0.07)	$(0.19)	$(0.15)
Number of shares used in per share calculation (basic)	41,363,643	37,988,770	40,209,657	37,639,464
Loss per common share (diluted)	$(0.09)	$(0.07)	$(0.19)	$(0.15)
Number of shares used in per share calculation (diluted)	41,363,643	37,988,770	40,209,657	37,639,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comphrehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	-	-	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:
Employee Stock Purchase Plan	-	-	8,232	82	10,290	-	-	10,372
Exercise of Stock Options, RSUs & RSAs, net	-	-	70,309	703	(703)	-	-
Issuance of common stock for acquisition of Visimid	-	-	279,553	2,796	318,562	-	-	321,358
Stock-based compensation on stock options, RSUs & RSAs	-	-	-	-	264,475	-	-	264,475
Foreign currency translation adjustment	-	-	-	-	-	271,594	-	271,594
Net loss	-	-	-	-	-	-	(1,622,745)	(1,622,745)
Balances at September 30, 2024	-	-	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	-	-	229,097	2,291	(2,291)	-	-
Shares issued as compensation	-	-	49,000	490	89,180	-	-	89,670
Stock-based compensation on stock options, RSUs & RSAs	-	-	-	-	231,581	-	-	231,581
Foreign currency translation adjustment	-	-	-	-	-	(451,035)	-	(451,035)
Net loss	-	-	-	-	-	-	(2,611,997)	(2,611,997)
Balances at December 31, 2024			39,890,834	$398,908	$246,051,852	$330,495	$(220,078,317)	$26,702,938
Issuance of preferred stock under private equity placement, net of fees	255	19,648,488			-			-
Issuance of common stock for:
Employee Stock Purchase Plan	-	-	1,137	11	4,002	-	-	4,013
Exercise of Stock Options, RSUs & RSAs, net	-	-	238,641	2,387	788	-	-	3,175
Issuance of common stock for acquisition of Visimid	-	-	102,700	1,027	391,561	-	-	392,588
Issuance of common stock for acquisition of G5	-	-	1,972,501	19,725	4,852,343	-	-	4,872,068
Issuance of common stock under private equity placement, net of fees	-	-	687,750	6,878	1,584,014	-	-	1,590,892
Issuance of warrants under private placement, net of fees	-	-	-	-	177,445	-	-	177,445
Preferred cumulative dividends plus accretion	-	14,751,134	-	-	(14,751,134)	-	-	(14,751,134)
Stock-based compensation on stock options, RSUs & RSAs	-	-	-	-	194,303	-	-	194,303
Foreign currency translation adjustment	-	-	-	-	-	120,572	-	120,572
Net loss	-	-	-	-	-	-	(3,582,460)	(3,582,460)
Balances at March 31, 2025	255	$34,399,622	42,893,563	$428,936	$238,505,174	$451,067	$(223,660,777)	$15,724,400

Balances at June 30, 2023			37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:
Employee Stock Purchase Plan			14,607	146	19,573	-	-	19,719
Exercise of Stock Options, RSUs & RSAs, net			14,482	145	(145)	-	-
Issuance of common stock for acquisition of Visimid			81,610	816	149,184	-	-	150,000
Stock-based compensation on stock options, RSUs & RSAs			-	-	240,075	-	-	240,075
Foreign currency translation adjustment			-	-	-	(125,208)	-	(125,208)
Net loss			-	-	-		(1,342,376)	(1,342,376)
Balances at September 30, 2023			37,455,438	$374,554	$243,217,458	$481,328	$(209,178,605)	$34,894,735
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net			93,940	940	(940)	-	-
Stock-based compensation on stock options, RSUs & RSAs			-	-	258,691	-	-	258,691
Foreign currency translation adjustment			-	-	-	259,973	-	259,973
Net loss			-	-	-	-	(1,713,663)	(1,713,663)
Balances at December 31, 2023			37,549,378	$375,494	$243,475,209	$741,301	$(210,892,268)	$33,699,736
Issuance of common stock for:
Employee Stock Purchase Plan			15,840	158	19,800	-	-	19,958
Exercise of Stock Options, RSUs & RSAs, net			225,814	2,258	(2,258)	-	-
Issuance of common stock for acquisition of Visimid			267,176	2,672	333,382	-	-	336,054
Issuance of common stock under public equity placement			68,041	680	97,528	-	-	98,208
Stock-based compensation on stock options, RSUs & RSAs			-	-	264,492	-	-	264,492
Foreign currency translation adjustment			-	-	-	(112,356)	-	(112,356)
Net loss			-	-	-		(2,597,534)	(2,597,534)
Balances at March 31, 2024			38,126,249	$381,262	$244,188,153	$628,945	$(213,489,802)	$31,708,558

 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,817,202)	$(5,653,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,356,752	2,985,850
Interest from amortization of loan issuance costs	161,905	-
Loss on extinguishment of debt	418,502	-
Change in fair value of warrant liability	(870,554)	-
Loss on disposal of property and equipment	80,505	13,248
Stock-based compensation on stock options, RSUs & RSAs, net	745,155	763,258
Provision for credit losses	(3,014)	(4,422)
Change in operating lease assets and liabilities	(91,582)	47,693
Inventory write-offs to allowance	135,625	95,539
Deferred taxes	(2,368)	8,573
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(822,043)	1,766,594
Other current assets	73,362	(419,797)
Inventories	(1,206,340)	725,460
Prepaid expenses and deposits	(360,439)	95,900
Accounts payable and accrued liabilities	520,289	32,020
Net cash (used in) provided by operating activities	(5,681,447)	456,343

Cash flows from investing activities:
Purchase of property and equipment	(580,726)	(1,892,660)
Proceeds from sale of equipment	10,648	-
Proceeds from sale-leaseback of equipment	-	364,710
Acquisition of G5	(20,250,011)	-
Acquisition of Visimid, net of cash acquired	-	(847,141)
Net cash used in investing activities	(20,820,089)	(2,375,091)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,175	-
Proceeds from sale of common stock from Employee Stock Purchase Plan	14,385	39,677
Proceeds from issuance of common stock under public equity placement, net of fees	-	98,208
Proceeds from issuance of common stock under private equity placement, net of fees	437,725	-
Proceeds from issuance of preferred stock under private equity placement, net of fees	18,842,138	-
Proceeds from issuance of warrants under private equity placement	4,620,561	-
Deferred payment for acquisition of Visimid	(125,000)	-
Borrowings on loans payable	6,659,596	142,853
Loan issuance costs	(597,465)	-
Payments on loans payable	(149,118)	(2,262,798)
Repayment of finance lease obligations	(133,711)	(87,610)
Net cash provided by (used in) financing activities	29,572,286	(2,069,670)
Effect of exchange rate on cash and cash equivalents	(72,133)	2,880
Change in cash, cash equivalents and restricted cash	2,998,617	(3,985,538)
Cash, cash equivalents and restricted cash, beginning of period	3,480,268	7,144,490
Cash, cash equivalents and restricted cash, end of period	$6,478,885	$3,158,952

Supplemental disclosure of cash flow information:
Interest paid in cash	$66,136	$161,676
Income taxes paid	$118,016	$120,787
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$93,048	$391,107
Issuance of common stock for acquisition of Visimid	$713,946	$486,054
Issuance of common stock for acquisition of G5	$4,872,068	$-
Accrual of earnout consideration for acquisition of G5	$2,501,000	$-
Extinguishment of debt in exchange for common stock, preferred stock warrants and a note	$3,057,110	$-

 The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

References in this document to the “Company,” “LightPath,” “we,” “us,” or “our” are intended to mean LightPath Technologies, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of June 30, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2025, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Warrants

The Company accounts for warrants as equity or liability classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the condensed consolidated statement of comprehensive income (loss). If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

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

The respective carrying value of financial instruments recorded on the Condensed Consolidated Balance Sheets approximated their fair values. These financial instruments include accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the finance lease obligations and loans payable approximate their carrying values, based upon current rates available to us. See Note 12, Leases and Note 13, Loans Payable, to these unaudited Condensed Consolidated Financial Statements for additional information. Management considers these fair value estimates to be Level 2 fair value measurements. The fair value of the warrants currently classified as a liability is considered a Level 3 fair value measurement.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

3. Acquisition of G5 Infrared

In February 2025, the Company acquired G5 Infrared LLC (“G5 Infrared”), pursuant to a Membership Interest Purchase Agreement (the “MIPA”) by and among the Company, G5 Infrared, the members of G5 Infrared (collectively, the “Sellers”), and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative. The Company has acquired from the Sellers all of the issued and outstanding membership interests of G5 Infrared, which transaction closed on February 18, 2025 (the “G5 Acquisition Date”).

G5 Infrared is a vertically-integrated manufacturer of infrared camera systems and imaging solutions, and also provides infrared coatings. G5 Infrared operates from a manufacturing facility in Hudson, New Hampshire. The Company acquired G5 Infrared to expand the Company’s portfolio to include cooled infrared cameras.

Net assets and results of operations of G5 Infrared are reflected in our financial results commencing on the G5 Acquisition Date. Revenue generated by G5 Infrared is included in our infrared and assemblies and modules product groups. We are in the process of further refining our product groups and evaluating our operating segments following the acquisition.

We accounted for the acquisition of G5 Infrared using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the G5 Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill.

The fair value of the aggregate consideration was approximately $27.6 million which consisted of (i) $20.25 million in cash, (ii) 1,972,501 shares of the Company’s Class A common stock, $0.01 par value (“Class A Common Stock”) (at a value of $2.47 per share, which was the closing price on the G5 Acquisition Date), and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the MIPA. As of the G5 Acquisition Date, the preliminary estimate of fair value of consideration transferred consisted of the following:

Description	February 18, 2025
Cash consideration	$20,250,000
Equity portion of consideration	4,872,077
Earnout portion of consideration	2,501,000
Fair value of consideration transferred	$27,623,077

The fair value of the equity portion of the consideration was determined by multiplying the number of shares issued, 1,972,501, by the fair value of the Class A Common Stock on the G5 Acquisition Date, which was $2.47.

Earnout payments of an aggregate of up to $23 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the MIPA. If the targets are achieved during the respective periods, LightPath will (i) issue an aggregate number of shares of Class A Common Stock equal to 30% of the earnout payment divided by the average close price for the ten trading days immediately prior to the first anniversary of the earnout commencement date, as defined in the MIPA, and (ii) pay additional cash consideration in an amount equal to 70% of the earnout payment. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The portion of the earnout that will be settled in stock will also be accounted for as a liability since the achievement of targets adjusts the number of shares to be issued at settlement based on a variable other than the Company’s Class A Common Stock, and therefore it does not meet the criteria in ASC 480, Distinguishing Liabilities from Equity. The fair value of the earnout in the accompanying unaudited Condensed Consolidated Balance Sheet is calculated using a Monte Carlo simulation to determine the probability of achieving the earnout and its fair value.

The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the G5 Acquisition Date:

Description
Preliminary fair value of estimated purchase consideration	$27,623,077
Assets:
Cash	-
Accounts receivable	1,897,098
Inventory	5,065,451
Prepaid expenses and other current assets	363,413
Property and equipment	1,542,707
Operating right-of-use asset	463,985
Intangible assets	19,295,000
Other assets	21,748
Total Assets	28,649,402
Liabilities:
Accounts payable	1,981,164
Accrued liabilities	336,263
Operating lease liabilities, current	268,972
Deferred tax liabilities, noncurrent	1,174,650
Operating lease liabilities, noncurrent	242,620
Total Liabilities Assumed	4,003,669
Net Assets	24,645,733
Goodwill	$2,977,344

Due to the timing of the acquisition of G5 Infrared, our accounting for the acquisition remains preliminary. Amounts recorded associated with these assets and liabilities are based on preliminary calculations and estimates. Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the G5 Acquisition Date). The allocation of the purchase price is determined by management and utilizes certain third-party valuations and other analyses that have not been completed as of the date of this Quarterly Report on Form 10-Q, including but not limited to working capital, certain tax matters, property and equipment, and intangible assets. The final allocation could be materially different from the preliminary allocation used herein and may include (i) changes in fair values of property and equipment; (ii) changes in allocations to intangibles assets as well as goodwill; and (iii) other changes to certain assets and liabilities, including deferred taxes. Any potential adjustments made could be material in relation to the preliminary values presented above.

Intangible assets – All intangible assets acquired in the acquisition of G5 Infrared are subject to amortization. The preliminary fair value of identifiable intangible assets acquired as of the G5 Acquisition Date is as follows:

Intangible Asset	Total	Useful Lives (Years)
Backlog	$4,265,000	1
Know-how	5,656,000	10
Tradename	3,564,000	15
Customer relationships	5,810,000	15
Total	$19,295,000

The fair value of intangible assets is estimated using the multi-period excess earnings approach for acquired customer relationships and the relief from royalty method for the acquired trade names and know-how. All of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the trade names intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. The acquired intangible assets are not expected to be deductible for New Hampshire state income taxpurposes, which resulted in a deferred tax liability of $1.1 million.

Goodwill – The $3.0 million of goodwill recognized is attributable to G5 Infrared’s market presence, the assembled workforce and established operating infrastructure. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 8, Goodwill and Intangible Assets, in these Notes to these unaudited Condensed Consolidated Financial Statements for further information.

Financial Results

Revenue and loss before income taxes of G5 Infrared included in our Condensed Consolidated Statement of Operations for the G5 Acquisition Date through March 31, 2025 was $1.4 million and $0.6 million, respectively. The following table presents unaudited pro forma financial results of the operations acquired with G5 Infrared. The pro forma results for the three quarters ended March 31, 2025 were prepared as if the acquisition was completed on the first day of our fiscal 2025, July 1, 2024, and include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the loss on extinguishment of debt (as described below). The pro forma results for the three quarters ended March 31, 2024 were prepared as if the acquisition was completed on the first day of our fiscal 2024, July 1, 2023, and include adjustments to remove transaction-related costs directly attributable to the acquisition. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of G5 Infrared been completed for the period presented, or which may be realized in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue	$10,373,802	$9,828,325	$37,108,202	$37,331,752
Income before taxes	$(3,340,705)	$(3,043,300)	$(6,258,058)	$(2,888,463)

Acquisition-related costs have been expensed as incurred. In connection with the acquisition of G5 Infrared, we recorded transaction and integration costs of $0.4 million and $1.3 million for the three and nine months ended March 31, 2025, respectively, which were included in the “Selling, general and administrative expenses” line item in our unaudited Condensed Consolidated Statement of Operations.

Acquisition Financing

Concurrent with the entry into the MIPA on February 13, 2025, we entered into a Securities Purchase Agreement, a Class A Common Securities Purchase Agreement and two promissory notes for total proceeds of approximately $32.2 million, inclusive of the conversion of the Bridge Promissory Note (see Note 13, Loans Payable), and before deducting estimated offering expenses of $2.0 million incurred by the Company, which was used to fund, in part, the cash consideration payable in connection with the acquisition of G5 Infrared. Pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”) with North Run Capital, AIGH Investment Partners, LP, WVP Emerging Manager Offshore Fund LLC, the Lytton-Kambara Foundation and Alice W. Lytton Family LLC (collectively, the “Purchasers”), the Purchasers purchased from the Company (i) an aggregate of approximately 24,956 shares of Series G Convertible Preferred Stock (the Series G Convertible Preferred Stock is convertible into shares of Class A Common Stock), (ii) warrants to purchase an aggregate of 4,352,774 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Purchasers Warrants”), and (iii) two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”), which are convertible into shares of Series G Convertible Preferred Stock upon the occurrence of certain events (see Note 13, Loans Payable). The Securities Purchase Agreement closed on February 18, 2025.

At the closing of the Securities Purchase Agreement, the Company and the Purchasers entered into a registration rights agreement, pursuant to which the Company agreed to register the Class A Common Stock Issuable upon the conversion of the Series G Convertible Preferred Stock (including those shares of Series G Convertible Preferred Stock that are issuable upon the conversion of the Acquisition Notes) and the Purchasers Warrants (collectively, the “Registrable Securities”) under the Securities Act. The Company filed a registration statement covering the resale of such Registrable Securities on May 2, 2025, which became effective on May 12, 2025.

The Company may not issue Class A Common Stock upon the conversion of the Series G Convertible Preferred Stock or the Purchasers Warrants to the extent such issuances would result in an aggregate number of shares of Class A Common Stock exceeding 19.99% of the total shares of Class A Common Stock issued and outstanding as of the G5 Acquisition Date, in accordance with the rules and regulations of the Nasdaq Stock Market, LLC (“Nasdaq”) unless the Company first obtains stockholder approval (the “Stockholder Approval”). Pursuant to the Securities Purchase Agreement and as required by Nasdaq, the Company agreed to file a proxy statement to obtain the Stockholder Approval and hold a special meeting of stockholders of the Company not later than 120 days after the G5 Acquisition Date.

On February 13, 2025, the Company also entered into a Securities Purchase Agreement (the “Class A Common Securities Purchase Agreement”) with Lytton-Kambara Foundation (the “Buyer”), pursuant to which Buyer purchased from the Company: (i) 455,192 shares of Class A Common Stock at a purchase price of approximately $2.15 per share, and warrants to purchase 37.5% of the number of shares, or 170,697 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Buyer's Warrants”); and (ii) 232,258 shares of Class A Common Stock at a purchase price of approximately $2.15 per share (the “Common Offering”). The Buyer and its affiliate, Alice W. Lytton Family LLC, (collectively, the “Lytton Buyers”) were also among the Purchasers in the Securities Purchase Agreement, and the Buyer was also the Lender of our Bridge Promissory Note (see Note 13, Loans Payable). In connection with the closing of Securities Purchase Agreement and the Class A Securities Purchase Agreement, the Company received $1.5 million in cash from the Lytton Buyers, and the remaining consideration was exchanged for the outstanding principal and accrued interest of the Bridge Promissory note as of February 18, 2025 (see Note 13, Loans Payable). The Class A Common Securities Purchase Agreement closed on February 18, 2025.

The proceeds were allocated to the instruments as follows: (i) to the Class A Common Stock, Buyer's Warrants, Purchaser Warrants, Series G Convertible Preferred Stock, and Acquisition Note issued to the Lytton Buyers at fair value, as the instruments were issued in exchange for the Bridge Promissory Note outstanding, which was accounted for as an extinguishment as further detailed in Note 13, Loans Payable, (ii) to the remaining Purchasers Warrants at fair value as the Purchasers Warrants are liabilities, and (iii) the remaining proceeds, to the remaining Series G Convertible Preferred Stock, and Acquisition Notes issued on a relative fair value basis, by investor.

Warrants – The Company issued 4,352,775 Purchasers Warrants in connection with the Securities Purchase Agreement and 170,697 Buyer's Warrants in connection with the Class A Securities Purchase Agreement (collectively, the “Warrants”). The exercise price of the Warrants is $2.58 (the “Exercise Price”). The Exercise Price and the number of underlying shares of Class A Common Stock is subject to proportional adjustment in the event of customary stock splits, stock dividends, combinations or similar events. The Warrants became exercisable upon the issuance date and will expire on the six-year anniversary of issuance. A holder may not exercise any portion of the Warrants, to the extent that after giving effect to such issuance exercise, either (i) the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates would beneficially own in excess of 19.99%, or, if elected be such holder, a lesser percentage of the number of shares of the Class A Common Stock outstanding immediately after giving effect to the issuance of shares of Class A Common Stock issuable upon exercise of the Warrant, or (ii) the aggregate number of shares of Class A Common Stock issued upon exercise of the Warrant, the exercise of any other Warrants issued pursuant to the Securities Purchase Agreement, and upon conversion of Series G Convertible Preferred Stock, exceeds the Exchange Cap (6,055,606 shares, as adjusted to reflect any share splits, reverse share splits or similar recapitalizations that occur after the Issue Date).

The Purchasers Warrants are not indexed the Company’s own stock due to the Exchange Cap, as shareholder approval is not an input for determining the fair value of a fixed-for-fixed option on the Company’s Class A Common Stock. As such, the Purchasers Warrants are classified as liabilities on the condensed consolidated balance sheets, with subsequent changes in the fair value of the warrant recorded in the change in fair value of warrant liability in other income (expense) on the condensed consolidated statements of comprehensive income (loss). The Buyer's Warrants are indexed to the Company's own stock, and meet the criteria for equity classification. The Warrants are valued using the Black-Scholes-Merton pricing model.

Series G Convertible Preferred Stock – Based on an analysis of the Series G Convertible Preferred Stock, it was concluded that they are more akin to an equity-type instrument. Economic characteristics and risks of an equity-linked conversion option are clearly and closely related to an equity-type host; thus, the conversion option embedded in the Series G Convertible Preferred Stock do not require bifurcation or liability classification under ASC 815, Derivatives and Hedging. It also does not meet the definition of being mandatorily redeemable under ASC 480-10-20 because it does not embody an unconditional obligation to redeem the instrument. The Series G Convertible Preferred Stock is redeemable at the option of the holder after the 5 year Guaranteed Term, thus, it should be classified as mezzanine equity, outside of permanent equity. The Series G Convertible Preferred was valued using a Binomial Lattice Model which considers the ability of the Investor to convert the instrument into common stock at any time, and for the Company's call option and the Investor's put option which are available after 5 years. The model incorporates transaction details such as stock price, contractual conversion price, dividend yield, risk-free rate, historical volatility, market credit spread, estimated yield and investor exercise behavior. The Series G Convertible Preferred Stock bears dividends at a per annum rate of 6.5%. The Company elected to recognize any redemption value changes immediately as they occur and adjust the carrying amount to equal the redemption value at each reporting period.

Promissory Notes – The Acquisition Notes were recorded at fair value based on several probability weighted Binomial Lattice Models which considered the following outcomes: (i) the Company's EBITDA for the fiscal year ended December 31, 2025 would be less than $4,921,875 the ("EBITDA target") which would cause automatic conversion of the Notes into shares of Preferred Stock at a price of $1,000 per share; (ii) the Company would chose to redeem the Notes at a premium of 102% prior to the two year maturity date, or (iii) the Notes will be repaid at maturity. The models incorporate transaction details such as stock price, contractual conversion price, dividend yield, risk-free rate, historical volatility, market credit spread, estimated yield, and the probability the Company will meet the EBITDA target which was based on a simulation technique considering the Company's historical EBITDA. Refer to Note 13, Loans Payable, for further information regarding the Acquisition Notes.

Offering costs – The $2.0 million of estimated direct and incremental offering costs in connection with the Acquisition Financing, allocated based on the relative fair values of the warrants, Class A Common Stock, Series G Convertible Preferred Stock and the Acquisition Notes that comprise the offering. Issuance costs were allocated as follows: (i) $1.4 million allocated to the Series G Convertible Preferred Stock and the Class A Common Stock issued in conjunction with the Acquisition Financing were recorded as a reduction to temporary equity; (ii) $0.3 million allocated to the warrants were expensed, as the warrants were determined to be classified as a liability, initially; and (iii) $0.3 million allocated to the Acquisition Notes, which are deferred and will be expensed over the term of the Acquisition Notes using the effective interest method.

4.  Acquisition of Visimid Technologies

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Visimid Acquisition Date”).

The Company’s unaudited Condensed Consolidated Financial Statements reflect the financial results of Visimid beginning on the Visimid Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A Common Stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued; for the July 1, 2024 installment, 279,553 shares were issued; and for the January 1, 2025 installment, 102,700 shares were issued.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Visimid Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the balance of the estimated potential earnout, have been accrued and are included in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2024.

The estimated fair values of the assets acquired and liabilities assumed were recorded as of the Visimid Acquisition Date. As part of the valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets and trademarks. The customer backlog, customer relationships, trade secrets and trademarks were determined to have estimated values of approximately $464,000, $122,000, $925,000 and $442,000, respectively, and estimated useful lives of 1 year for customer backlog, and 10 years for customer relationships, trade secrets and trademarks. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of all future cash flows. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Visimid. The goodwill is expected to be deductible for income taxpurposes.

The Company incurred a total of approximately $238,000, in acquisition costs, of which $98,000 was incurred during the nine months ended March 31, 2024. These costs are included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Selling, general and administrative.” No further Visimid acquisition costs were incurred during the nine months ended March 31, 2025.

Prior to the acquisition of Visimid, the Company had a preexisting relationship with Visimid. The Company contracted Visimid for engineering services and purchased infrared camera cores from Visimid on an arms’ length basis. The Company had also partnered with Visimid for the development of the Mantis camera.

5. Revenue

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $207,000 and $725,000 as of March 31, 2025 and June 30, 2024, respectively, and is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three and nine months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Infrared components	$3,640,517	$3,638,674	$9,363,477	$11,046,129
Visible components	2,838,346	2,688,475	8,901,076	8,055,714
Assemblies and modules	1,852,482	829,265	3,803,364	3,077,987
Engineering services	836,282	542,761	2,924,920	912,230
Total revenue	$9,167,627	$7,699,175	$24,992,837	$23,092,060

6. Inventories

The components of inventories include the following:

	March 31, 2025	June 30, 2024
Raw materials	$2,872,025	$3,112,428
Work in process	4,099,547	2,333,240
Finished goods	7,046,151	2,330,287
Allowance for obsolescence	(1,330,498)	(1,224,896)
	$12,687,225	$6,551,059

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.3 million and $1.4 million as of March 31, 2025 and June 30, 2024, respectively.

7. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	March 31, 2025	June 30, 2024
Manufacturing equipment	5 - 10	$23,615,600	$22,582,429
Computer equipment and software	3 - 5	1,405,925	970,494
Furniture and fixtures	5	381,924	349,932
Leasehold improvements	5 - 10	9,271,694	8,964,714
Construction in progress		780,783	646,217
Total property and equipment		35,455,926	33,513,786
Less accumulated depreciation and amortization		(19,994,325)	(18,303,174)
Total property and equipment, net		$15,461,601	$15,210,612

Depreciation expense was $1.9 million and $1.8 million the nine-month periods ended March 31, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets

The change in the net carrying amount of goodwill during the nine months ended March 31, 2025 was as follows:

Goodwill at June 30, 2024	$6,764,127
Acquisition of G5	2,977,346
Goodwill at March 31, 2025	$9,741,473

The increase in goodwill during the nine months ended March 31, 2025 was due to the acquisition of G5 Infrared. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill and intangible assets are subject to change. See Note 3, Acquisition of G5 Infrared, to these unaudited Condensed Consolidated Financial Statements, for more information.

Amortizable intangible assets were comprised of:

	Useful Lives (Years)	March 31, 2025	June 30, 2024
Customer relationships	10 - 15	$9,522,300	$3,712,300
Trade secrets	8 - 10	7,761,304	4,197,304
Trademarks	8 - 10	9,912,418	4,256,418
Backlog	1	4,728,525	463,525
Total intangible assets		31,924,547	12,629,547
Less accumulated amortization		(10,448,321)	(8,978,808)
Total intangible assets, net		$21,476,226	$3,650,739

Future amortization of intangible assets is as follows:

Fiscal year ending:
June 30, 2025 (three months remaining)	$1,460,967
June 30, 2026	4,244,494
June 30, 2027	1,578,869
June 30, 2028	1,578,869
June 30, 2029	1,578,869
After June 30, 2029	11,034,158
$21,476,226

9. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Loss before income taxes	$(3,482,429)	$(2,591,736)	$(7,657,010)	$(5,532,171)
Income tax provision	$100,031	$5,798	$160,192	$121,402
Effective income tax rate	(3)%	0%	(2)%	(2)%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. Effective February 28, 2023, the legal entities of LightPath Optical Instrumentation (Shanghai) Co., Ltd. (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”) were merged, with LPOIZ as the surviving company and the operations of the two companies were merged. For the three and nine months ended March 31, 2025 and 2024, income tax expense was primarily related to income taxes from our operations in China, including accruals for withholding taxes on intercompany dividends declared by LPOIZ, and paid or payable to LightPath, its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2025 and June 30, 2024, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of March 31, 2025 and June 30, 2024 consist primarily of federal and state tax credits with indefinite carryover periods.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2025, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 are related to LPOIZ, and primarily consist of timing differences related to depreciation.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both March 31, 2025 and June 30, 2024. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited Condensed Consolidated Financial Statements.

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

10. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 7,215,625 shares of our Class A Common Stock for issuance pursuant to awards granted under the Omnibus Plan or SICP. As of March 31, 2025, 614,538 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and nine months ended March 31, 2025 and 2024, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Stock options	$10,574	$19,942	$32,192	$81,457
RSAs	138,781	61,781	304,999	193,090
RSUs	89,779	129,681	407,964	488,711
Total	$239,134	$211,404	$745,155	$763,258

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A Common Stock through payroll deductions, subject to certain limitations. A discount of approximately $1,500 and $4,000 for the nine months ended March 31, 2025 and 2024, respectively, is included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.  The 2014 ESPP expired in January 2025.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2025 and 2024. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

No stock options were granted during the nine months ended March 31, 2025.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the nine months ended March 31, 2025 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2024	553,689	$2.02	5.4	1,250,132	0.8	161,540	1.5

Granted	—	—		125,499		155,121
Exercised	(133,078)	$1.97		(339,745)		(191,205)
Cancelled/Forfeited	(28,794)	$2.96		—		—
March 31, 2025	391,817	$1.97	5.4	1,035,886	0.6	125,456	1.4
Awards exercisable/
vested as of
March 31, 2025	353,910	$1.93	5.2	718,739	—	—	—

Awards unexercisable/
unvested as of
March 31, 2025	37,907	$2.37	7.5	317,147	0.6	125,456	1.4
	391,817			1,035,886		125,456

As of March 31, 2025, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. We expect to recognize the compensation cost as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2025 (remaining three months)	$25,628	$82,738	$284,671	$393,037
June 30, 2026	42,064	230,546	566,495	839,105
June 30, 2027	26,551	82,893	363,814	473,258
June 30, 2028	1,761	-	35,161	36,922
	$96,004	$396,177	$1,250,141	$1,742,322

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares of Class A Common Stock outstanding, during each period presented. The computation of diluted earnings (loss) per share further assumes the potential dilutive effect of potential Class A Common Stock using the treasury-stock method and if-converted method, as applicable. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, the impact of conversion would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. The Warrants and the Series G Convertible Preferred Stock are participating securities as the holders of such instruments participate in the event a dividend is paid on common stock, however the holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders. The computations for basic and diluted earnings (loss) per share of Class A Common Stock are described in the following table:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Net loss	$(3,582,460)	$(2,597,534)	$(7,817,202)	$(5,653,573)
Accretion of dividends on Series G preferred	(14,751,134)	—	(14,751,134)	—
Net loss attributable to stockholders	$(18,333,594)	$(2,597,534)	$(22,568,336)	$(5,653,573)

Weighted-average common shares outstanding:
Basic number of shares	41,363,643	37,988,770	40,209,657	37,639,464
Diluted number of shares	41,363,643	37,988,770	40,209,657	37,639,464

Loss per common share:
Basic	$(0.44)	$(0.07)	$(0.56)	$(0.15)
Diluted	$(0.44)	$(0.07)	$(0.56)	$(0.15)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A Common Stock, as their effects would be anti-dilutive. Potential dilutive shares for the Series G convertible preferred, warrants and convertible notes were calculated based on the Exchange Cap in effect for the respective periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Options to purchase common stock	394,527	540,123	486,965	536,335
RSUs and RSAs	1,131,004	1,981,071	1,285,881	1,790,148
Series G convertible preferred, warrants & convertible notes	2,890,176	—	935,057	—
	4,415,707	2,521,194	2,707,903	2,326,483

12. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Plano, Texas; Hudson, New Hampshire; Riga, Latvia; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have fourteen finance lease agreements entered into during fiscal years 2023, 2024 and 2025 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. One of our operating leases includes renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. The lease on the premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”) was amended in April 2021, and again in September 2021, to expand the space from approximately 26,000 square feet to approximately 58,500 square feet. The lease term was extended from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord’s work was completed in August 2023, and accordingly the lease expires on March 31, 2034. Effective in January 2022, the terms of our leases in Zhenjiang, China and Riga, Latvia were extended to December 31, 2024 and 2030, respectively. It is our intention to renew the lease on the reduced space in Zhenjiang for at least a one-year term. The operating lease for G5 Infrared’s facility in New Hampshire expires in December 2026.

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

The components of lease expense for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease cost	$265,245	$238,051	$803,725	$681,726
Finance lease cost:
Depreciation of lease assets	45,466	23,971	126,198	57,868
Interest on lease liabilities	18,105	9,712	49,194	25,104
Total finance lease cost	63,571	33,683	175,392	82,972
Total lease cost	$328,816	$271,734	$979,117	$764,698

Supplemental balance sheet information related to the leases as of March 31, 2025 and June 30, 2024 was as follows:

	Classification	March 31, 2025	June 30, 2024
Assets:
Operating lease assets	Operating lease assets	$6,457,530	$6,741,549
Finance lease assets	Property and equipment, net(1)	928,661	1,063,768
Total lease assets		$7,386,191	$7,805,317

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,271,740	$1,059,998
Finance leases	Finance lease liabilities, current	203,954	177,148

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	7,518,766	8,058,502
Finance leases	Finance lease liabilities, less current portion	457,441	528,753
Total lease liabilities		$9,451,901	$9,824,401

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $236,000 and $109,000 as of March 31, 2025 and June 30, 2024, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2025
Weighted Average Remaining Lease Term (in years)
Operating leases	8.4
Finance leases	2.9

Weighted Average Discount Rate
Operating leases	2.8%
Finance leases	7.1%

Supplemental cash flow information was as follows for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$887,180	$634,033
Operating cash used for finance leases	$49,194	$25,105
Financing cash used for finance leases	$142,523	$87,610

Future maturities of lease liabilities were as follows as of March 31, 2025:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2025 (remaining three months)	$82,061	$344,553
June 30, 2026	243,229	1,409,059
June 30, 2027	216,580	1,281,635
June 30, 2028	173,283	1,157,748
June 30, 2029	57,642	1,187,989
Thereafter	—	5,571,134
Total future minimum payments	772,795	10,952,118
Less imputed interest	(111,400)	(2,161,612)
Present value of lease liabilities	$661,395	$8,790,506

13. Loans Payable

Acquisition Notes

On February 18, 2025 we entered into the Securities Purchase Agreement (see Note 3, Acquisition of G5 Infrared), and in connection with the closing of the Securities Purchase Agreement, we issued senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”). The Acquisition Notes accrue interest at the rate between 10- 12% per annum (12% as of March 31, 2025), based on the ratio of indebtedness to EBIDTA of the Company, unless an event of default (as defined in the Acquisition Notes) occurs, at which time the Acquisition Notes would accrue interest at 15% per annum. The Company determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. At March 31, 2025, the net carrying value of the convertible promissory notes is $4.5 million, including unamortized debt discount and issuance costs of $0.7 million, and had an effective interest rate of 5.7%. The estimated fair value (level 3) of the convertible promissory notes approximates its book value as of March 31, 2025.

The Acquisition Notes will mature on February 18, 2027, the second anniversary of the issuance date.

The Acquisition Notes will convert into shares of Series G Convertible Preferred Stock if the EBIDTA reported by the Company for the calendar year ending December 31, 2025 is less than $4,921,875, which are in turn convertible into Conversion Shares (the “Conversion Option”). The Series G Convertible Preferred Stock is convertible into Class A Common Stock. The Company determined that the Conversion Option did not require bifurcation from the Acquisition Notes as the Conversion Option (i) is indexed to the Company’s own stock, (ii) is settled in shares, not cash, and (iii) is only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions.

All or part of the Acquisition Notes may be redeemed by the Company prior to the maturity date at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon, provided that if the funds used for redemption were not generated internally by Company operations, the redemption amount will be multiplied by 102%. In addition, following an event of default or upon a change of control, the Purchaser may require the Company to redeem all or any portion of the Acquisition Notes. Notwithstanding anything to contrary, upon any bankruptcy event of default, the Company will immediately pay the holder an amount in cash representing all outstanding principal and accrued and unpaid interest. The Company determined that these redemption features did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

The Acquisition Notes include customary affirmative and negative covenants and events of default. Additionally, the Acquisition Notes include financial covenants requiring the Company to maintain a Total Leverage Ratio (as defined in the Acquisition Notes) of not greater than 4.00:1:00 and a Fixed Charge Covered Ratio (as defined in the Acquisition Notes) of greater than 1.20:1.00 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2025.

Bridge Promissory Note

On August 6, 2024, we entered into a bridge promissory note (the “Bridge Note”) with Lytton-Kambara Foundation (the “Lender”, previously defined as the “Buyer”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3,000,000 (the “Loan”). The Loan is subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to our placement agent, and certain expenses, the Company received net proceeds of $2,700,000. The Bridge Note was unsecured, bore interest at the rate of 12.5% per annum and had a 1-year term, maturing on August 6, 2025 (the “Maturity Date”), at which time the entire principal amount of the Bridge Note and all accrued but unpaid interest would have been due and payable in full.

The Bridge Note and related accrued interest were settled on February 18, 2025, in conjunction with financing for the acquisition of G5 Infrared and the closing of the Securities Purchase Agreement and Class A Common Securities Purchase Agreement (see Note 3, Acquisition of G5 Infrared) with the Lytton Buyers. The Bridge Note and $1.5 million of cash was exchanged for: (i) 687,750 shares of Class A Common Stock at a purchase price of approximately $2.15 per share issued in connection with the Class A Common Securities Purchase Agreement; (ii) approximately 1,957 shares of Series G Convertible Preferred Stock issued in connection with the Securities Purchase Agreement; (iii) warrants to purchase 512,091 shares of Class A Common Stock, with an exercise price of $2.58 per share, of which 170,697 were issued in connection with the Class A Common Securities Purchase Agreement and 341,394 were issued in connection with the Securities Purchase Agreement and (iii) an Acquisition Note in an aggregate principal amount of approximately $1.2 million issued in connection with the Securities Purchase Agreement. The exchange of the Bridge Note was accounted for as a debt extinguishment as the Conversion Option on the Acquisition Notes is substantive, the warrants, preferred stock, and common stock are equity classified and an exchange of debt for equity other than through an existing conversion feature is accounted for as an extinguishment. The loss on extinguishment of $0.4 million was computed as the difference between (i) the carrying value of the new instruments issued, including the Acquisition Note, the Series G Convertible Preferred Stock, Class A Common Stock, and Warrants. Prior to closing of the Securities Purchase Agreement and Class A Securities Purchase Agreement, the Lytton Buyers owned a de minimis amount the Company’s equity and therefore the loss was not an in-substance capital transaction and was recognized in the loss on extinguishment of debt on the condensed consolidated statements of comprehensive income (loss). Third-party costs totaling $0.3 million were recorded as issuance costs and are being amortized using the effective interest method over the term of the Acquisition Note.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advance under the 2023 Equipment Loan was 128,815 EUR (or USD $141,245), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or USD $141,815). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.85% as of March 31, 2025).

Future maturities of loans payable are as follows:

	Acquisition Notes	Equipment Loans	Total
Fiscal year ending:
June 30, 2025 (remaining three months)	$-	$61,829	$61,829
June 30, 2026		150,382	150,382
June 30, 2027	5,195,205	106,320	5,301,525
June 30, 2028		70,880	70,880
Total payments	$5,195,205	$389,411	$5,584,616
Unamortized discount to fair value			(407,976)
Unamortized loan issuance costs			(297,465)
Loans payable			4,879,175
Less current portion			(185,631)
Non-current portion			$4,693,544

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $451,000 and $510,000 as of March 31, 2025 and June 30, 2024, respectively. We also recognized net foreign currency transaction gains of $8,000 and $12,000 during the three months ended March 31, 2025 and 2024, respectively. During the nine months ended March 31, 2025 and 2024, we recognized net foreign currency transaction gains of $12,000 and $41,000, respectively, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash, cash equivalents and restricted cash totaled approximately $6.5 million at March 31, 2025. Of this amount, approximately 25% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of March 31, 2025, LPOIZ had approximately $0.8 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2025.

Revenues from foreign countries for the nine months ended March 31, 2025 and 2024 are as follows:

	Nine Months Ended March 31,
	2025	2024
Revenues:
United States	$16,374,544	$13,523,888
Europe	4,857,768	6,317,636
China	2,036,124	1,177,093
Other Asian countries	742,950	1,458,543
Rest of world	981,451	614,900
	$24,992,837	$23,092,060

Long-lived assets located in foreign countries as of March 31, 2025 and June 30, 2024 are as follows:

	March 31, 2025	June 30, 2024
Long-lived assets:
United States	$46,459,691	$24,989,477
Latvia	4,686,527	4,961,741
China	2,193,472	2,615,410
	$53,339,690	$32,566,628

15. Contingencies

Legal

The Company, from time to time, is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

In April 2021, we terminated several employees of our China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, our China subsidiaries have engaged in certain legal proceedings with the terminated employees. We incurred various expenses associated with the investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. In December 2023, we recovered approximately $190,000 in funds that had been recovered by the Chinese authorities, which is included in Other Income for the nine months ended March 31, 2024. We expect to incur minimal additional legal fees and consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

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

In addition, China’s export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, are becoming increasingly disruptive to our business with adverse impacts. The initial restrictions imposed in July 2023 required all international customers to provide an end user statement for approval before receiving an export license. Following that announcement, supply of Germanium was disrupted, though not completely stopped. This also resulted in significant price increases in the cost of Germanium material. Following these restrictions we had proactively canceled a number of customer orders for Germanium, to reduce our exposure in case of a supply disruption.

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

In February 2025 , the U.S. announced additional tariffs on goods imported from China, effective immediately, and China announced its intent to follow suit and implement additional tariffs on goods imported to China from the U.S. We have in place a number of strategies to mitigate the impact of tariffs, which we will adjust in response to these additional tariffs. However, given the uncertainty regarding the potential for additional trade actions by the U.S. or other countries, any future impact on our operations and financial results is uncertain and these impacts could be more significant than in the past. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be adversely affected.

Impact of Recent Wars

In February 2022, Russian military forces invaded Ukraine. This war has led to ongoing sanctions on Russia, which have had continuing impacts on our supply chain of raw materials, particularly Germanium. Separately, Israel declared war on Hamas in October 2023. Initially, this resulted in a temporary increase in our sales, as Israel worked to replace electro-optical systems that in some cases use our materials. Our sales to customers in this region have since stabilized, however, it is still possible that this war could have a negative impact on our business as a result of the overall economic impact in Israel. In addition to the significant defense related market in Israel, we also serve many commercial related applications and work with commercial companies in Israel, and the business of those customers may be negatively impacted by the war over time. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of either the Russian-Ukraine conflict or the Israel-Hamas war on our financial condition, results of operations or cash flows into the foreseeable future.[NK2]

16. Liquidity

We generally rely on cash from operations and equity and debt offerings, to the extent available, to satisfy our liquidity needs and to maintain our ability to repay our debt.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A Common Stock, warrants exercisable for shares of our Class A Common Stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A Common Stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022. As of June 30, 2024, we issued 585,483 shares of our Class A Common Stock pursuant to the at-the-market equity program. No shares were issued under this program during fiscal year 2025 before the shelf registration expired on March 1, 2025.

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

On February 13, 2025, we announced a strategic acquisition and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisition of G5 Infrared.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2024, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding forward-looking statements.

Introduction

We were incorporated in Delaware in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership, formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation, formed in 1985. Today, LightPath is a global company with major facilities in the U.S., the People’s Republic of China, and the Republic of Latvia.

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

In December 2016, we acquired ISP, and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically-integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. Since June 2019, ISP’s manufacturing operation has been located at our Orlando Facility. ISP Latvia is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. ISP Latvia’s facility in Riga, Latvia (the “Riga Facility”) functions as its manufacturing facility.

In July 2023, we acquired Visimid. Visimid is an engineering and design firm specializing in thermal imaging, night vision and IOT applications. Visimid provides design and consulting services for DoD contractors, commercial and industrial customers, and OEMs for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. We believe that Visimid’s capabilities are aligned with our strategy to focus on engineered solutions.  Visimid’s facility is located in Plano, Texas.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2024.

In February 2025, we acquired G5 Infrared LLC, a New Hampshire limited liability company. G5 Infrared is a leading vertically-integrated manufacturer of high- performance infrared camera systems and imaging solutions, specializing in advanced thermal imaging technology and long-range mission-critical detection solutions. G5 Infrared’s existing revenue and future growth pipeline are driven by established multi-year contracts and multiple defense programs of record in shipboard long-range surveillance, border security, and counter unmanned aerial systems (“C-UAS”) systems, as well as recurring federal, naval, and law enforcement programs. Additionally, G5 Infrared is an industry-leading provider of cutting-edge advanced infrared coatings, including for materials such as LightPath’s BlackDiamond (“BlackDiamond”) glass. G5 Infrared operates from a state-of-the-art manufacturing facility in Hudson, New Hampshire. We believe that this acquisition strengthens LightPath’s position as a leader in infrared imaging by expanding the Company’s portfolio to include cooled infrared cameras. The combination of LightPath and G5 Infrared creates a more robust, vertically-integrated solutions provider.

Product Groups

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. G5 Infrared’s revenue is generally derived from infrared components (including coating services) and assemblies and modules.

Our infrared components product group is comprised of both molded and turned infrared lenses and assemblies using a variety of infrared glass materials. This product group also includes any revenue from sale of our BlackDiamond glass materials, and G5’s optical component and coating business.  This product group includes both conventional and computer numerical control (“CNC”) ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Our assemblies and modules product group is comprised of other value-added products, including both infrared and visible components, such as mounted lenses, optical assemblies, collimator assemblies, infrared cameras and other custom specialty optics.  Most of our optical assemblies are based on our BlackDiamond glass. In recent years and with the growing adoption of our BlackDiamond glass, our optical assemblies business has grown considerably, and we expect to see it continue to grow. Our unique positioning in the market with our BlackDiamond glass allows us to capture a bigger portion of the customers’ Bill of Materials (BOM), which translates to more sales of assemblies, instead of only components. Since the acquisitions of Visimid Technologies and G5 Infrared, this product group is predominantly driven by sales of cameras, both Visimid’s uncooled cameras, and G5 Infrared’s cooled cameras. This product group also includes revenue from camera repair services, primarily from G5 Infrared.

Our engineering services product group represents services we provide pursuant to product development agreements that we enter into with customers. Typically, customers approach us and request that we develop new products or applications utilizing our existing products to fit their particular needs or specifications. The purpose of those engineering services that we offer is not only to provide purely engineering services for a customer, but also to engineer new products which we later manufacture for the customer. The timing and extent of any such product development requests are outside of our control, and the related revenue is recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. As we continue a strategic shift into highly-engineered solutions, we expect this product group to grow in a similar way as our assemblies and modules business. Furthermore, as the engineering effort precedes the product revenue, the revenue from this product group is often, but not always, a lead indicator to the revenue in assemblies and modules product group.

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

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that we believe is transitioning the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our new strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass and proprietary molding technologies, significantly increases our value add to customers. This transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid Technologies, and the recent acquisition of G5 Infrared are expected to position the Company for significant growth and higher profitability in coming years.

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component-oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with technologies that we acquired through the acquisitions of Visimid and G5 Infrared such as video processing, infrared camera integration and more. Continually adding differentiating technologies is key to our strategy and we expect to continue to do so both organically and through acquisitions.

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

Results of Operations

Revenue

Three months ended March 31, 2025, compared to three months ended March 31, 2024

Revenue for the third quarter of fiscal 2025 was approximately $9.2 million, an increase of approximately $1.5 million, or 19%, as compared to approximately $7.7 million in the same quarter of the prior fiscal year, primarily driven by an increase in engineering services and assemblies and modules along with slight increases in visible components and infrared components.

Revenue from infrared components was approximately $3.6 million in the third quarter of fiscal 2025, nearly flat as compared to the same quarter of the prior fiscal year. The third quarter of fiscal 2025 includes the addition of $0.5 million of G5 Infrared coating services and components. This increase was offset by a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024, as we have decided to reduce the amount of optics we produce from Germanium, both to reduce our risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. The availability of Germanium is becoming increasingly limited due to new trade restrictions and additional tariffs on goods imposed by China. See the section entitled “Potential Impact of Economic Conditions and Policies in China” within Item 2, for additional information and a discussion of economic conditions and policies in China.

Revenue from the visible components product group for the third quarter of fiscal 2025 was $2.8 million, an increase of approximately $0.1 million, or 6%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and commercial customers.

Revenue from assemblies and modules was approximately $1.9 million in the third quarter of fiscal 2025, an increase of approximately $1.0 million, or 123%, as compared to the same quarter of the prior fiscal year. The third quarter of fiscal 2025 includes the addition of $0.9 million of G5 Infrared cameras and modules. The remaining increase is primarily due to sales of infrared cores and cameras, partially offset by the absence of revenue from an end-of-life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025.

Revenue from engineering services increased by $0.3 million, or 54%, for the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year.  This increase was primarily driven by Visimid’s contract with Lockheed Martin, as well as one of our space-related funded research contracts where revenue is generally recognized based on the achievement of milestones and, therefore, is not always consistent between periods.

Nine months ended March 31, 2025 compared to nine months ended March 31, 2024

Revenue for the first nine months of fiscal 2025 was approximately $25.0 million, an increase of approximately $1.9 million, or 8%, as compared to approximately $23.0 million in the same period of the prior fiscal year, driven by increases in sales of engineering services, assemblies and modules and visible components, partially offset by a decrease in infrared components.

Revenue from infrared components was approximately $9.4 million in the first nine months of fiscal 2025, a decrease of approximately $1.7 million, or 15%, as compared to the same period of the prior fiscal year. The decrease in revenue is primarily due to a decrease in sales against the aforementioned annual contract for Germanium-based products. The decrease in sales to this customer was partially offset by increases in sales to several defense customers in the U.S. and in Europe.

Revenue from the visible components product group for the first nine months of fiscal 2025 was $8.9 million, an increase of approximately $0.9 million, or 10%, as compared to the same period of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry.

Revenue from assemblies and modules was approximately $3.8 million for the first nine months of fiscal 2025, an increase of approximately $0.7 million, or 24%, as compared to the same period of the prior fiscal year. The third quarter of fiscal 2025 includes $0.9 million of G5 Infrared cameras and modules.  The remaining decrease is due to an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales of infrared cores and cameras.

Revenue from engineering services increased by $2.0 million, or 221%, for the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, as well as revenue from one of our space-related funded research contracts, where revenue is generally recognized based on the achievement of milestones.

Gross Profit

In the third quarter of fiscal 2025, gross profit was approximately $2.6 million, an increase of $1.1 million, or 66%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $6.5 million for the third quarter of fiscal 2025, compared to approximately $6.1 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 29% for the third quarter of fiscal 2025, compared to 21% for the same quarter of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due to a more favorable product mix, with more revenue from assemblies and modules and engineering services, which typically have higher margins than infrared components. We continue to focus our strategic direction on higher margin products.

For the first nine months of fiscal 2025, gross profit was approximately $7.4 million, an increase of $1.3 million, or 22%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $17.6 million for the first nine months of fiscal 2025, compared to approximately $17.0 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the first nine months of fiscal 2025, compared to 26% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily due to a more favorable product mix, with more revenue from assemblies and modules and engineering services, which typically have higher margins than infrared components.

Selling, General and Administrative

In the third quarter of fiscal 2025, SG&A costs were approximately $4.4 million, an increase of approximately $1.3 million, or 40%, as compared to approximately $3.2 million in the same quarter of the prior fiscal year.  For the first nine months of fiscal 2025, SG&A costs were approximately $11.1 million, an increase of approximately $2.4 million, or 27%, as compared to approximately $8.7 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to an increase in legal and consulting fees related to business development initiatives. Due diligence and other costs incurred related to the acquisition of G5 Infrared were approximately $0.7 million for the third quarter of fiscal 2025, and $1.3 million for the first nine months of 2025. We have also increased our sales and marketing spend to promote new products, including personnel costs, travel, advertising and tradeshows. The third quarter and first nine months of 2025 also reflect the addition of G5 Infrared’s SG&A costs since the G5 Acquisition Date.

New Product Development

In the third quarter of fiscal 2025, new product development costs were approximately $0.8 million, an increase of approximately $0.2 million, or 33%, as compared to the same quarter of the prior fiscal year. For the first nine months of fiscal 2025, new product development costs were approximately $2.0 million, an increase of approximately $0.2 million, or 10%, as compared to the same period of the prior fiscal year. The increase for the third quarter was primarily driven by materials consumed for continued development of infrared assembly products.  For the first nine months, the increase in material spend was offset by a decrease in personnel costs as engineering personnel have shifted toward externally funded, rather than internally-funded, development projects.

Amortization of Intangibles

Amortization of intangibles increased by $0.3 million for the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, and increased by $0.3 million for the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year. The increases are driven by the amortization of identifiable intangible assets associated with the acquisition of G5 Infrared, partially offset by decreases in amortization of intangible assets associated with the acquisition  of Visimid, for which the backlog intangible reached full amortization during the first quarter of fiscal 2025. See Note 3, Acquisition of G5 Infrared, and Note 4, Acquisition of Visimid, in the unaudited Condensed Consolidated Financial Statements, for further information.

Other Income (Expense)

Interest expense, net, was approximately $487,000 for the third quarter of fiscal 2025, as compared to $38,000 for the same quarter of the prior fiscal year. For the first nine months of fiscal 2025, interest expense, net was approximately $805,000, as compared to $149,000 for the same period of the prior fiscal year. Interest expense for both the three and nine months ended March 31, 2025 include financing costs associated with the warrant liability of approximately $319,000. The remaining increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Bridge Note, executed in August 2024, which was subsequently replaced by the Acquisition Notes executed in February 2025.

We recorded a loss in extinguishment of debt of $0.4 million during the three and nine months ended March 31, 2025, related to the exchange of the Bridge Note for an Acquisition Note in connection with the financing of the acquisition of G5 Infrared. The loss is based on the difference between the carrying value of the debt being extinguished and the fair value of the new debt, plus any other payments exchanged (e.g. the aforementioned Class A Common Stock, Series G Convertible Preferred Stock and warrants).

Other expense, net, was approximately $124,000 for the third quarter of fiscal 2025, as compared to other income, net, of $29,000 for the same quarter of the prior fiscal year. For the first nine months of fiscal 2025, other expense, net was approximately $119,000, as compared to other income, net, of $234,000 for the same period of the prior fiscal year. Other expense, net, for the third quarter and first nine months of fiscal 2025 includes a non-cash valuation adjustment of $130,000 related to the Visimid acquisition payments that were settled in Class A Common Stock. Other income for the first nine months of fiscal 2024 includes a gain of $190,000 for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 15, Contingencies, in the unaudited Condensed Consolidated Financial Statements.

Other income, net also includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We recognized foreign currency transaction gains of $8,000 and $12,000 for the third quarter of fiscal 2025 and 2024, respectively. For the first nine months of fiscal 2025 and 2024, we recognized foreign currency gains of $12,000 and $41,000, respectively.

Income Taxes

Income tax expense is primarily related to income taxes from our operations in China, including estimated Chinese withholding taxes associated with intercompany dividends declared by LPOIZ and payable to us as its parent company, as well as withholding taxes on payments from LPOIZ to LightPath for administrative services rendered. Income tax expense was approximately $100,000 for the third quarter of fiscal 2025, as compared to $6,000 for the same quarter of the prior fiscal year.  For the first nine months of fiscal 2025, income tax expense was $160,000, as compared to $121,000 for the same period of the prior fiscal year. The increases are primarily due to the timing of intercompany dividends.

Net Loss

Net loss for the third quarter of fiscal 2025 was approximately $3.6 million, or $0.09 basic and diluted loss per share, compared to $2.6 million, or $0.07 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $1.0 million for the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, was primarily attributable to increased SG&A driven by acquisition costs, interest expense and amortization of intangible assets, partially offset by a net favorable change in other income items. Included in SG&A are $0.7 million in non-recurring costs related to the acquisition of G5 Infrared.

Net loss for the first nine months of fiscal 2025 was approximately $7.8 million, or $0.19 basic and diluted loss per share, compared to $5.7 million, or $0.15 basic and diluted loss per share, for the same period of the prior fiscal year. The increase in net loss of approximately $2.1 million for the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year, was primarily attributable to the increased SG&A costs, including non-recurring costs of $1.3 million related to the acquisition of G5 Infrared, as well as increased interest expense and amortization of intangible assets.

Weighted-average common shares outstanding for the third quarter of fiscal 2025 were 41,363,643, basic and diluted, compared to 37,988,770, basic and diluted, in the same quarter of fiscal 2024. Weighted-average common shares outstanding for the first nine months of fiscal 2025 were 40,209,657, basic and diluted, compared to 37,639,464, basic and diluted, in the same period of fiscal 2024. The increase in weighted-average basic common shares was primarily due to the Class A Common Stock issued in conjunction with the Acquisition Financing. The increase is also attributable to: (i) the 585,483 shares of Class A Common Stock issued during the second half of fiscal year 2024 pursuant to the at-the-market equity program; (ii) the shares of Class A Common Stock issued in conjunction with the acquisition of Visimid; and (iii) the issuance of shares of Class A Common Stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

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

On July 4, 2023 China announced export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium was disrupted, though not completely stopped. This also resulted in significant price increases in the cost of Germanium material, by as much as 60%. Following these restrictions we had proactively canceled a number of customer orders for Germanium to reduce our exposure to the supply disruption.

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

Liquidity and Capital Resources

As of March 31, 2025, we had working capital of approximately $15.9 million and total cash and cash equivalents of approximately $6.5 million, of which, approximately 25% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. We routinely declare intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to LightPath, as the U.S. parent company. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however, we may also repatriate a portion of their earnings, and we accrue for these taxes on the portion of earnings that we intend to repatriate. We currently do not intend for our Latvian subsidiary to declare intercompany dividends.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of March 31, 2025, LPOIZ had approximately $0.8 million available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2025.

As of March 31, 2025, loans payable consists of two third-party equipment loans and the Acquisition Notes. See Note 13, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 16, 2022, we filed a shelf registration statement to facilitate the issuance of our Class A Common Stock, warrants exercisable for shares of our Class A Common Stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A Common Stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under the shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the SEC on March 1, 2022.  During the year ended June 30, 2024, we issued 585,483 shares of our Class A Common Stock pursuant to the at-the-market equity program. No additional shares were issued under this program during fiscal year 2025 before the shelf registration expired on March 1, 2025.

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

On February 13, 2025, we announced a strategic acquisition and related financing, including the issuance of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisition of G5 Infrared, in the accompanying unaudited Condensed Consolidated Financial Statements.

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

Cash Flows – Operating:

Cash used in operations was approximately $5.4 million for the first nine months of fiscal 2025, compared to cash provided by operations of approximately $0.5 million for the same period of the prior fiscal year. Cash used in operations for the first nine months of fiscal 2025 was primarily due to the net loss, coupled with increases in accounts receivable, inventories and prepaid expenses. Cash provided by operations for the first nine months of fiscal 2024 was largely driven by decreases in accounts receivable and inventory, driven by the timing of sales.

Cash Flows – Investing:

During the first nine months of fiscal 2025, we expended approximately $0.6 million in investments in capital equipment, compared to approximately $1.9 million in the same period of the prior fiscal year. The capital spending in the first nine months of fiscal 2024 was largely driven by the Orlando Facility expansion. As disclosed in Note 11, Leases, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we constructed additional tenant improvements in our Orlando Facility subject to our continuing lease, of which the landlord agreed to provide $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of $3.7 million over fiscal years 2023 and 2024. In the third quarter of fiscal 2025, we expended $20.3 million to acquire G5 Infrared, as disclosed in Note 3, Acquisition of G5 Infrared, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. During the first nine months of fiscal 2024, we expended approximately $0.9 million to acquire Visimid, net of cash acquired, as disclosed in Note 4, Acquisition of Visimid Technologies, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The first nine months of fiscal 2024 also reflected proceeds of approximately $365,000 from sale-leasebacks of equipment.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $29.3 million for the first nine months of fiscal 2025, compared to cash used in financing activities of approximately $2.1 million in the same period of the prior fiscal year. Cash provided by financing activities for the first nine months of fiscal 2025 primarily reflects the Acquisition Financing of $27 million, net of financing costs and the Bridge Note conversion, plus $2.7 million in net proceeds from the Bridge Note, offset by approximately $0.3 million in principal payments on our loans and finance leases and $0.1 million for the final cash payment related to the acquisition of Visimid. Cash used in financing activities for the first nine months of fiscal 2024 included $2.3 million in principal payments on our loans and finance leases, offset by approximately $143,000 in proceeds from the 2023 Equipment Loan, $98,000 in proceeds from the sale of Class A Common Stock pursuant to the at-the-market equity program and $40,000 in proceeds from the sale of Class A Common Stock under the 2014 ESPP.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Financial indicators that are considered key and reviewed regularly are as follows:

•	Sales backlog;

•	Revenue by product group;

•	EBITDA and Adjusted EBITDA; and

•	Other key indicators.

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

Our total backlog at March 31, 2025 was approximately $27.4 million, an increase of 25%, as compared to $22.0 million as of March 31, 2024. Compared to the end of fiscal 2024, our total backlog increased by 39% during the first nine months of fiscal 2025. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q3 2024	$21,967	1%	4%
Q4 2024	$19,268	(11)%	(12)%
Q1 2025	$20,542	7%	7%
Q2 2025	$19,767	3%	(4)%
Q3 2025	$27,423	42%	39%

The acquisition of G5 Infrared added $5.6 million of backlog, as of the Acquisition Date. As of March 31, 2025, backlog for G5 Infrared products was $9.9 million. The remaining decrease in backlog during the third quarter of fiscal 2025 is primarily due to the timing of shipments against prior period backlog under other annual and multi-year contracts. During the first quarter of fiscal 2025, we received a significant contract renewal for advanced infrared optics for a critical international military program, with a small increase over the previous renewal in the same period of the prior fiscal year, as well as a $0.5 million low-rate initial production order for thermal imaging assemblies with a new tier-1 defense customer. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our proprietary BD6 and our new BDNL-4 materials. With the global supply of Germanium currently concentrated in Russia and China, global events which have significantly restricted the Germanium supply, particularly to the U.S., are generating renewed interest in Germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab. Several of our customers are actively working to convert their designs to use optics made of our BlackDiamond materials. Additionally, the proliferation in use of drones, both by state players and by non state players and civilians, is driving demand for C-UAS passive detection systems, such as G5’s long range cameras. Passive detection of unmanned aerial systems (“UASs”) is preferred over the use of active systems such as Radar, as the later provides the enemy information on one’s own location. We expect sales of cameras for C-UAS applications to grow substantially in the next few years.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three and nine-month periods ended March 31, 2025 and 2024:

	(unaudited)
	Three Months Ended			Nine Months Ended
	March 31,		Quarter	March 31,		Year-to-date
	2025	2024	% Change	2025	2024	% Change
Revenue
Infrared components	$3,640,517	$3,638,674	0%	$9,363,477	$11,046,129	(15)%
Visible components	2,838,346	2,688,475	6%	8,901,076	8,055,714	10%
Assemblies and modules	1,852,482	829,265	123%	3,803,364	3,077,987	24%
Engineering services	836,282	542,761	54%	2,924,920	912,230	221%
Total revenue	$9,167,627	$7,699,175	19%	$24,992,837	$23,092,060	8%

Three months ended March 31, 2025

Our revenue increased by 19% in the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year, primarily driven by an increase in assemblies and modules and engineering services, along with slight increases in visible components and infrared components.

Revenue generated by the infrared components product group for the third quarter of fiscal 2025 was $3.6 million, nearly flat, as compared to same quarter of the prior fiscal year. The third quarter of fiscal 2025 includes $0.5 million of G5 Infrared coating services and components. The remaining decrease in revenue is primarily due to a decrease in sales to a single customer against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024. Due to the uncertainty surrounding the global Germanium supply, we decided to reduce the amount of optics we produce from Germanium, both to reduce our exposure to the risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. We continue to work with this single customer, as well as other customers to convert their systems to use BlackDiamond optics. Over the last few quarters we have worked closely with several customers to replace their Germanium optics with solutions made from our BlackDiamond materials. We continue to see growth in the number of customers making that transition, as well as the volume of demand for solutions made using our BlackDiamond materials to replace legacy Germanium systems. As a result, we continue to also add more manufacturing capacity for our BlackDiamond glass, to address the growing number of customers adopting the material. Disruptions in the Germanium supply continue to cause delays in fulfilling orders, and we are accepting fewer orders for Germanium-based products.

Revenue from the visible components product group for the third quarter of fiscal 2025 was $2.8 million, an increase of 6%, as compared to the same quarter of the prior fiscal year. The increase in revenue is primarily due to an increase in sales to customers in the defense industry, partially offset by decreases in sales to industrial and commercial customers.

Revenue from assemblies and modules was $1.9 million, an increase of 123% for the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. The third quarter of fiscal 2025 includes $0.9 million of G5 Infrared cameras and modules. The remaining increase is primarily due to sales of infrared cores and cameras, partially offset by the absence of revenue from an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025.

Revenue from engineering services increased by $0.3 million, or 54%, for the third quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year.  This increase was primarily driven by Visimid’s contract with Lockheed Martin, as well as revenue from one of our space-related funded research contracts, where revenue is generally recognized based on the achievement of milestones. During the first quarter of fiscal 2025, we received qualification of our advanced thermal camera system by Lockheed Martin as part of its bid to produce the design of a major missile program for the U.S. Army. Due to the end customer’s requirement for confidentiality, and the competition between Lockheed Martin and other companies vying for the contract to be awarded for this project, we are unable to provide a more comprehensive update on this project, other than the project is currently continuing on schedule.

Nine months ended March 31, 2025

Our revenue increased by 8% in the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year, driven by increases in sales of engineering services, assemblies and modules and visible components, partially offset by decreases in infrared components.

Revenue generated by the infrared components product group for the first nine months of fiscal 2025 was $9.4 million, a decrease of 15%, as compared to same period of the prior fiscal year. The third quarter of fiscal 2025 includes $0.5 million of G5 infrared coating services and components. The decrease in revenue is primarily due to a decrease in sales against the aforementioned annual contract for Germanium-based products.  The decrease in sales to this customer was partially offset by increases in sales to several defense customers in the U.S. and in Europe.

Revenue from the visible components product group for the second quarter of fiscal 2025 was $8.9 million, an increase of 10%, as compared to the same period of the prior fiscal year. The increase was primarily driven by customers in the defense industry. The year-over-year increase was largely due to timing; we generally do not expect growth in our visible components product group.

Revenue from assemblies and modules increased by $0.7 million, or 24%, for the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year. The third quarter of fiscal 2025 includes $0.9 million of G5 Infrared cameras and modules.  The remaining decrease is due to an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales of infrared cores and cameras.

Revenue from engineering services increased by $2.0 million, or 221%, for the first nine months of fiscal 2025, as compared to the same period of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, as well as revenue from one of our space-related funded research contracts, where revenue is generally recognized based on the achievement of milestones.

Other Key Indicators

Other key indicators include various qualitative and quantitative operating metrics. These indicators change from time to time as the opportunities and challenges in the business change. They are mostly non-financial indicators, such as evaluating the pipeline of sales opportunities, on time delivery trends, production yield rates by major product line, and the output and yield data from significant intermediary manufacturing processes that support the production of the finished shippable product. The data from these reports is used to determine tactical operating actions and changes. Management also assesses business performance and makes business decisions regarding our operations using certain non-GAAP measures. These non-GAAP measures are described in more detail below under the heading “Non-GAAP Financial Measures.”

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

We also calculate an adjusted EBITDA, which excludes: (1) the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to the warrants; and (2) the loss on extinguishment of debt.  The fair value of the warrants is re-measured each reporting period until the warrants are either exercised or expired (which expiration occurs on February 18, 2031). Each reporting period, the change in the fair value of the warrants is either recognized as a non-cash expense or non-cash income.  The change in the fair value of the warrants is not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A Common Stock.  Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA and Adjusted EBITDA for the three and nine months ended March 31, 2025 and 2024:

	(unaudited)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(3,582,460)	$(2,597,534)	$(7,817,202)	$(5,653,573)
Depreciation and amortization	1,463,150	1,042,850	3,356,752	2,985,850
Income tax provision	100,031	5,798	160,192	121,402
Interest expense	486,833	37,649	805,246	149,048
EBITDA	$(1,532,446)	$(1,511,237)	$(3,495,012)	$(2,397,273)
Loss on extinguishment of debt	418,502	—	418,502	—
Change in fair value of warrant liability	(870,554)	—	(870,554)	—
Adjusted EBITDA	$(1,984,498)	$(1,511,237)	$(3,947,064)	$(2,397,273)
% of revenue	(22)%	(20)%	(16)%	(10)%

Our adjusted EBITDA for the quarter ended March 31, 2025 was a loss of approximately $2.0 million, compared to $1.5 million for the same quarter of the prior fiscal year. The decrease in adjusted EBITDA in the third quarter of fiscal 2025 was primarily attributable to increased SG&A, including $0.7 million of non-recurring expenses related to the acquisition of G5 Infrared, and new product development costs.

Our adjusted EBITDA for the nine months ended March 31, 2025 was a loss of approximately $3.9 million, compared to $2.4 million for the same period of the prior fiscal year. The decrease in adjusted EBITDA in the first nine months of fiscal 2025 was primarily attributable to the increased SG&A costs, including $1.3 million of non-recurring expenses related to the acquisition of G5 Infrared.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the nine months ended March 31, 2025, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2024, except as follows:

Recently elevated geopolitical tensions, volatility and uncertainty with respect to international trade policies, including tariffs and export controls, may have a material adverse impact on our business, the markets in which we compete and the world economy.

In recent months, markets, businesses and consumers have reacted adversely to geopolitical tensions, volatility and uncertainty in international trade policies. Among other things, significant new and expanded tariffs, reciprocal tariffs, and other trade restrictions, have been imposed and modified, and selective tariff exemptions granted, often suddenly and with little notice, impacting a broad range of raw materials and goods, and global trade more generally. In particular, tariffs and other trade restrictions between the U.S. and China have escalated dramatically and included high tariff and reciprocal tariff rates and limitations by China on the export of rare earth minerals, such as Germanium, which are critical to the functioning of a range of technology products and processes and where China is the primary source of global supply. For the nine months ended March 31, 2025, consolidated net revenue from sales (based on shipping location of the customer) to China was 8%. We have been and may continue to be disadvantaged in or lose access to such international markets as a result of tariffs, export controls, or other trade policies, and the mitigation measures we have taken or may take in the future, including potential re-balancing of our manufacturing between regions, may not be effective or able to be effectuated in a timely manner, or at all. To the extent our customers, including multinational companies, assemble products in China and other foreign markets and sell them into the U.S. end market, the imposition of tariffs in the US could adversely affect demand for their products, which could in turn adversely affect demand for our optics. Further, our supply chain depends on globally sourced components and raw materials, including various rare earth minerals, including Germanium, that may become increasingly difficult or more costly to obtain, which may impair our ability to manufacture our products and increase our costs. We may be unable to fully or even partially pass along any increased costs to our customers, especially where we may be disproportionately impacted as compared to our competitors or where demand for semiconductor products is adversely impacted. The continuation, increase or expansion of tariffs and other trade restrictions, as well as continued or increased geopolitical tensions, volatility and uncertainty with respect to trade and other policies, particularly between the U.S. and China, both directly and through their impacts on business and consumer sentiment and spending, currency exchange and interest rates, debt, equity and commodity prices, inflation, financing markets, international relations, and economic conditions globally, could have a material adverse impact on our revenue, operations, financial position, including cash flows and access to financing, cost structure, competitiveness, supply chain logistics, product demand and pricing, and profitability, and may increase the likelihood, or amplify the impacts, of other risks, including those highlighted in the Risk Factors section of our Annual Report on Form 10-K, for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

3.1

Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

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

10.1

Membership Interest Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc., G5 Infrared, LLC, the members of G5 Infrared, LLC, and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.2

Securities Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and the investors listed on the Schedule of Buyers attached thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.3

Registration Rights Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.4

Securities Purchase Agreement, dated February 13, 2025, by and between LightPath Technologies, Inc. and Lytton-Kambara Foundation, which was filed as Exhibit 10.4 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.5

First Amendment to Membership Interest Purchase Agreement, dated February 19, 2025, by and between LightPath Technologies, Inc. and Kenneth R. Greenslade, as Sellers’ Representative on behalf of the Sellers, which was filed as Exhibit 10.5 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: May 20, 2025	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: May 20, 2025	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

