Form 10-K
period 2025-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2025-09-26
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission file number 000-27548

 _______________________________

LIGHTPATH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

 _______________________________

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

 _______________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in the Exchange Act). YES ☐     NO ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $137,428,323 as of December 31, 2024.

As of September 23, 2025, the number of shares of the registrant’s Class A Common Stock outstanding was 44,670,213.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its fiscal year 2026 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2025, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

LightPath Technologies, Inc.

Form 10-K

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors”. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.

The factors identified below are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Forward-looking statements represent management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: the likelihood that we will need additional capital to sustain our operations in the future and to repay indebtedness; our ability to become and maintain profitability; our reliance on a few key customers; our reliance on a limited number of suppliers for key materials; the impact that international tariffs may have on our business and results of operations; the impact of political and other risks as a result of our sales to internal customers and/or our sourcing of materials from international suppliers; our ability to protect and maintain our intellectual property.

As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. We expanded our addressable market with the acquisition of ISP (as defined below), a manufacturer of infrared optical components, in December 2016. Since 2020, our strategy has been to move up the value chain by producing optical assemblies, modules and simple cameras. The acquisition of Visimid (as defined below) in 2023 and the acquisition of G5 Infrared (as defined below) in 2025 were completed to enhance our abilities on cameras and sensors and speed our movement up the value chain in line with our strategy of value-add infrared systems.

Subsidiaries

LPOI and LPOIZ

In November 2005,we formed LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”), a wholly-owned subsidiary, located in Jiading, People’s Republic of China, which was primarily engaged in sales and support functions.

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

G5 Infrared

In February 2025, we acquired G5 Infrared LLC (“G5 Infrared”), a New Hampshire limited liability company. G5 Infrared is a leading vertically-integrated manufacturer of high- performance infrared camera systems and imaging solutions, specializing in advanced thermal imaging technology and long-range mission-critical detection solutions. G5 Infrared’s existing revenue and future growth pipeline are driven by established multi-year contracts and multiple defense programs of record in shipboard long-range surveillance, border security, and counter unmanned aerial systems (“C-UAS”) systems, as well as recurring federal, naval, and law enforcement programs. Additionally, G5 Infrared is an industry-leading provider of cutting-edge advanced infrared coatings, including for materials such as LightPath’s BlackDiamond (“BlackDiamond”) glass. G5 Infrared operates from a state-of-the-art manufacturing facility in Hudson, New Hampshire. We believe that this acquisition strengthens LightPath’s position as a leader in infrared imaging by expanding the Company’s portfolio to include cooled infrared cameras. The combination of LightPath and G5 Infrared creates a more robust, vertically-integrated solutions provider.

Industry

We and our customers support a wide range of industries, including defense, public safety, industrial, commercial, telecom, medical and more. A commonality among these industries is the use of photonics as an enabling technology in their products.

Over the last ten years we have witnessed a pivotal shift in the adoption of infrared photonics in new applications. In the early days of the technology it was a specialty application, developed by and between optical engineers and required highly specialized technical knowledge. As applications have increased and costs have decreased, adaptation and knowledge has shifted from the customer to the supplier (LightPath). This is true for industrial and commercial applications and especially true in defense applications which is where we have seen the most growth in the past few years and into the future.

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

As the industry has evolved and sensory, visualization, and imaging capabilities have become differentiators among suppliers and a necessity for delivery of an expanding array of products in a myriad of industries where the specialized requirements of customers are no longer being adequately addressed. As photonics technology continues to develop, leading to broader adaptation and application across more industries, and with customers now possessing expertise in different technologies, customers’ supply chain needs have evolved. In our case, the change has created opportunities to now serve OEM customers for which photonics is only one of several technologies they embed into their products. While in the past our typical customer viewed optics as their specialty and hence they designed all aspects of their systems and outsourced only the component fabrication, this is not the case with our newer customers. Many of our current and potential customers do not wish or do not have the capability to design and build the optical portion of their products in-house. As such, the fragmented supply chain that existed in our industry in order to serve customers on the component level, is not relevant for customers that view optics as only a part of their system, and not a core capability or function. For these customers, LightPath is well positioned to become their solutions partner for their optics needs. By tapping into the domain knowledge and design, assembly and testing capabilities of solutions providers like LightPath, the customer can avoid making the large investment needed for them to develop those capabilities in-house. We refer to this ecosystem as “optical engineered solutions,” and believe we are positioned to serve as a single source, global provider of optical solutions with leading engineering and manufacturing capabilities. This has led to our development of a new strategy and organizational alignment which is further discussed below.

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that will transition the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass (“BlackDiamond”) and proprietary molding technologies, significantly increases our value add to customers. This transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid Technologies and the February 2025 acquisition of G5 Infrared, is positioning the Company for significant growth and higher profitability in coming years. These acquisitions have also added to our technological differentiators.

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with technologies that we acquired through the Visimid acquisition, such as video processing, and technologies from the G5 Infrared acquisition, such as long range imaging using cooled midwave cameras. Continually adding differentiating technologies is key to our strategy and we expect to continue to do so both organically and through acquisitions.

Examples of this strategic approach can be found in many of our recent new product lines. We refer to these as LightPath 2.0 and 3.0, as that symbolizes the evolution of the Company. LightPath 2.0 refers to our assemblies and LightPath 3.0 refers to our cameras and related subsystems and systems. Like any company, a successful implementation of a strategy depends heavily on differentiators. In our case, those differentiators mostly tend to be technologies and capabilities. Over the last few years we have worked to, and will continue to work to, add and evolve our differentiators. Some of our differentiators currently include our unique BlackDiamond materials, optical system design capabilities, glass molding technology, processing of thermal images, and long range imaging technologies. Examples of how those differentiators translate into revenue include our multispectral Mantis camera, our missile program with Lockheed Martin, our long range cameras for border patrol and C-UAS applications, and a number of other system and subsystem level products and programs that are enabled by these technologies. Most recent was our announcement of two G5 Infrared cameras that have been re-designed to eliminate Germanium from the bill of materials, leveraging the advantages of our BlackDiamond materials as alternative to Germanium.

The shift in strategy and product offerings also shifts the price range of our product portfolio and indirectly drives growth in and of itself. Historically, as a pure component Company, the average selling prices (“ASPs”) of those products were measured in single dollars or tens of dollars, whereas with the development of our assemblies product line (i.e. LightPath 2.0), ASPs for those products are measured in hundreds of dollars. When we added cameras, subsystems and systems (LightPath 3.0), ASPs for those products are measured in tens of thousands, and sometimes hundreds of thousands of dollars. We expect this shift to start favorably impacting our financial results in future periods.

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

LightPath today is very different than what we were five years ago, and LightPath five years from now will be very different than what we are today. An evolving organization also needs an evolving structure that is aligned with its strategy, growth and all other related changes. Additionally, we have used mergers and acquisitions as a tool to acquire technologies, teams and products, and expect to continue to do so with future acquisitions. Success of an acquisition happens not only because of a good plan, but more importantly because of a successful implementation of the plan and cultural alignment. This too leads to an ever-evolving organization and dynamic alignment of such organization.

In the first few years of our transformation our focus was on alignment of the core LightPath organization. Developing the appropriate engineering disciplines and aligning manufacturing capacity and capabilities globally, including the sunsetting of old product lines, among other changes. Once this was in place, we turned our focus to developing our differentiators. Starting from licensing from NRL, developing new BlackDiamond glasses through our first camera products in the form of Mantis, our multispectral camera, and more. Upon acquiring Visimid, we aligned the organization around the capabilities and products Visimid brought.

Acquiring G5 Infrared in February 2025 brought both new capabilities and products in the form of their long range cooled infrared cameras, and added capacity in the form of optical coating services. G5 Infrared’s operational integration with LightPath commenced soon after the acquisition. The complementary nature of the LightPath materials and optics capabilities and G5 Infrared’s system level camera quickly led the teams to start working together resulting in new products that have been announced already (such as the Germanium-free cameras) or that are in development.

Today, the different teams across LightPath work well together and leverage each other’s capabilities in design and manufacturing. As we continue to evolve, both organically and through acquisitions, we plan to regularly review our array of capabilities and resources across the entire organization, and continuously align the organization to make best use of those.

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

Along those lines, we continue to focus on developing, acquiring and licensing new, innovative capabilities and technologies in all of our engineering and manufacturing groups, including systems design and testing, optical fabrication of components, material production, optical coatings, and electro mechanical design and production such as the following:

•

Infrared Imaging Technologies. Our optical solutions strategy focuses around infrared imaging. Infrared imaging is a growing market, with technology that is evolving at a fast rate, and in which we have distinct advantages, based on our core technologies. Continually evolving and developing our technologies is key to maintaining and continuing to build and develop technical leadership, which translates to better products, which translate to creating value, and capturing value. While the basis of our infrared technology originally centered around infrared materials and optics, it has become more than that. As we evolve from a pure optics company to an integrator and solution provider, our differentiating technologies are evolving. Those differentiating technologies are often at a system or application level, rather than at the component or material level. Some of those technologies are gained through acquisitions, such as Visimid, and most recently G5 Infrared, which added advanced cooled, long-range infrared camera systems to our portfolio. G5 Infrared’s expertise in system integration, image stabilization, and ruggedized, defense-qualified platforms significantly expands our capabilities beyond uncooled solutions and imaging systems, positioning us as one of the few companies capable of addressing the full spectrum of infrared imaging applications, from compact commercial cameras to long-range defense and border security systems.

A key differentiator of our infrared imaging portfolio is the integration of our proprietary BlackDiamond materials into camera designs. Unlike Germanium, which is subject to severe supply chain constraints and geopolitical risks, BlackDiamond materials are U.S.-produced and globally sourced, offering secure supply and unique technical benefits such as multispectral performance and low thermo-optic coefficients. In 2025, we announced the redesign of several G5 Infrared cooled cameras, where Germanium lenses were replaced with lenses made from BlackDiamond materials. This shift not only mitigates supply chain risk for Germanium but also improves system performance, lowers thermal sensitivity, and reduces cost. Other recent examples of such system-level capabilities include our development of a novel, unique approach to shutterless imaging that we can apply to microbolometer based cameras, and development of a technology for early detection of flames and fires using a combination of optical technologies and sophisticated image processing algorithms.

•	Optical Assemblies and Testing. When we began shifting our focus from optical components to solutions, doing more optical assemblies was a natural first step for us. During the first couple of years of implementing our new strategic direction, our team expanded our optical assemblies business and capabilities considerably. As our reputation in the assemblies space grew, so did the level of complexity of assemblies and sub-systems customers request of us. This trend was recently amplified when we began making available our new, exclusive infrared glass materials, which enable customers to design systems that far exceed the performance of existing systems using conventional materials.

BlackDiamond materials provide a unique advantage in our assemblies. Because these glasses are designed, produced, and integrated within LightPath, we can deliver assemblies with unmatched speed and flexibility, ensuring shorter lead times for our customers. Moreover, our ability to build assemblies that are not based on Germanium optics gives us a differentiated position in the defense and security markets, where supply chain risk and strategic sourcing are increasingly critical factors. These assemblies not only reduce reliance on foreign-controlled materials but also offer superior optical performance in multispectral and athermalized designs.

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

•

Materials. Materials play an important role in providing design flexibility and allow tradeoffs between optical performance, weight, and performance in varying conditions. Additionally, the infrared imaging industry has traditionally relied heavily on the use of Germanium and Gallium (in the form of GaAs glass), which China dominates the supply of both materials and has been restricting its export. Traditionally, infrared applications have only a small number of materials, almost all of which are crystal based, with Germanium being the most commonly used material. Over the last few years LightPath has been investing in developing and commercializing our BlackDiamond glasses (which are labeled with a “BD” prefix) as alternatives to using Germanium. Some of these materials such as BD6 and BD2, are generic, and are produced by at least two other companies. The crown jewels of our materials, the BDNL type, are exclusive to us, and the most impactful to our products and to the market as a whole in terms of technology, innovation and value creation. In December 2021 we secured an exclusive license from the U.S. government for the Chalcogenide materials that have been developed by the NRL. Following a two-year effort to transition those new materials into production, we began making available for commercial use some of those new materials, starting with the introduction of BDNL-4 in April 2024. Our BlackDiamond materials offer multiple advantages over materials, such as Germanium. It is estimated that over 67% of the global Germanium supply originates out of China, with Russia being the second largest supplier. Those two countries together control over 90% of the supply of Germanium and Gallium, two critical materials in infrared optics. Restrictions on supply from Russia and China have increased prices of Germanium from around $1,000 per Kg a few years ago, to a price of over $4,000 a Kg today. Additionally, supply of Germanium has considerably shrunk and for most customers and applications is not available at all.

Our BlackDiamond materials, which are made in the USA and produced from raw ingredients available from many countries all over the globe, offer an alternative to the use of Germanium in infrared systems. Knowing that our materials are produced domestically and have a secure supply chain has been driving sales growth in our business and in particular in the defense sector. In addition to providing an alternative to the use of Germanium, the new materials we licensed exclusively from the NRL have unique technical advantages compared to traditional materials, including multispectral performance and low thermo-optic coefficients, making them less affected by changes in environmental temperature. The combination of providing an alternative to the use of Germanium and Gallium, together with distinct technological advantages, make these materials which we own exclusively, a very desirable and key element in every future infrared system.

As described above in Growth Strategy, we leverage these unique advantages to become not only the supplier of choice for materials and optics, but also to be producer of the subsystems and complete imaging solutions, a much larger part of the system than we previously had as a component manufacturer. The importance of those materials, both from a supply chain resilience perspective as well as from a technology leadership perspective has led to some significant collaborations and efforts together with various governmental groups, and in particular with the U.S. DoD. As announced on several separate occasions, LightPath has received funded development contracts from the U.S. DoD, the Defense Logistics Agency, the European Space Agency, and the U.S. Army, among others. Those fundings are all aimed at accelerating the qualification of the materials for use in their respective applications. We continue to develop those technical capabilities and materials, both using internal funding and federal funding. We expect infrared materials to continue to be an important technology in our portfolio.

7

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

New Product Development

Consistent with our strategic plan, we have focused our development efforts in fiscal years 2024 and 2025 on products, technologies and capabilities that allow us to provide better solutions using the most optimal technology for each customer and with alignment to customer product lifecycle. As much of our current and future growth are centered around thermal imaging, naturally our new product efforts are too. In fiscal year 2025, that included both enabling technologies such our BlackDiamond glass, as well as assemblies and cameras.

Our BlackDiamond glasses are an important enabling technology to much of our assemblies and camera systems. Besides offering an alternative to using Germanium as a lens material, optics made from our various BlackDiamond materials offer unique properties that can be very useful in system design. For example, some BlackDiamond materials have a negative, or even zero thermo-optic coefficient, making them very useful when designing a system that needs to operate across a wide range of temperatures. Other materials feature low dispersion, making them very useful for systems that need to work across a wide range of wavelengths.

We leverage those characteristics to develop advanced optical systems and cameras that we can offer as standard, or custom systems to our customers. Some of those systems are multispectral, meaning operate in more than one part of the spectrum simultaneously. Mantis is an uncooled camera that does that in both midwave and longwave parts of the spectrum, and it is made possible with the use of one of our BDNL materials. We also have been developing other multispectral assemblies such as ones that image in both the shortwave and midwave portion of the spectrum. We intend to continue to develop our multispectral portfolio, as we have a significant advantage in that area, and the detector technology is evolving, making multispectral imaging a possibility that did not exist easily before.

We also use the BlackDiamond in some of our camera systems. In August 2025 we announced completing the redesign of two cooled midwave cameras made by G5 infrared, which we acquired in February of that year. Eliminating Germanium from those cameras was made possible by using BlackDiamond as an alternative material. To the best of our knowledge, we are the first to offer a midwave uncooled camera that does not require any Germanium. That too is an advantage we plan to continue to leverage.

Lastly, we have new product development ongoing in other imaging technologies, such as a shutterless operation of uncooled thermal cameras, image stabilization software and more.

We incurred expenditures for new product development of approximately $3.1 million and $2.4 million during fiscal years 2025 and 2024, respectively.

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

As part of our product development and research and development efforts, we have numerous employees with engineering and related advanced degrees located in our facilities in the U.S., China and Latvia. Our facilities in Orlando, Florida, Plano, Texas, Hudson, New Hampshire and Zhenjiang, China are located in or near industrial technology campuses with substantial access to optical industry constituencies, including a major university. This enables us and our staff to remain on the cutting edge of industry design trends and to enter into collaborative engagements.

Product Groups and Markets

Overview

We categorize our products into four product groups: (i) infrared components, (ii) visible components, (iii) assemblies and modules, and (iv) engineering services. G5 Infrared’s revenue is generally derived from infrared components (including coating services) and assemblies and modules.

Infrared Components Product Group. Our infrared product group is comprised of both molded and turned infrared lenses using a variety of infrared glass materials. This product group also includes revenue from sales of our BlackDiamond glass materials, and G5’s optical component and coating business. This product group includes both conventional and CNC ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

We also have the ability to manufacture chalcogenide glass from which we produce infrared lenses. We developed this glass and melt it internally to produce our BlackDiamond glass, which has been trademarked, and is marketed as BD6. Historically, the majority of our thermal imaging products have been germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which is beneficial to the cost structure of some of our current infrared products and we expect it will allow us to continue to expand our product offerings in response to the markets’ increasing requirement for low-cost infrared optics applications. During fiscal year 2024, we also formally announced availability of BDNL-4, the first of our new materials licensed from the NRL. BDNL-4 is unique because it has a negative thermo-optic coefficient, an attribute that is key in a-thermalization of optical systems.

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

Assemblies and Modules Product Group. Our assemblies and modules product group is comprised of both optical assemblies such as lens systems, and cameras, both in the form of camera modules and complete camera systems. Historically this product group also included optical fiber collimators and some visible lens assemblies, however those are now a very small part of our activity, making infrared cameras and assemblies the most dominant part of this group. Today, the majority of the revenue of this group is derived from cameras made in our Texas facility (uncooled camera systems and modules), cameras made in our New Hampshire facility (cooled cameras for long range surveillance and detection), and optical assemblies such as standard off the shelf lens assemblies, and custom lens assemblies. The latter of which are produced mainly in Orlando.

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

Sales and Marketing

Marketing. As a vertically integrated company, offering from raw materials (glass), to semi-finished goods (lenses) and finished goods (assemblies and cameras), we market and sell our products to a wide range of customers, which are positioned at various levels of the supply and integration chain. As such, our marketing efforts must cover a wide range of companies and positions, sometimes we might sell to one company both our raw materials, our optics and our systems, each one typically to a different group. Additionally, since Photonics is an enabling technology to other industries, we naturally serve many different verticals. From defense, through industrial and sometimes all the way to consumer products.. As a result, we market our products across a wide variety of customer groups, including defense primes acting both as systems manufacturers and system integrators, laser OEM’s, automotive OEMs, industrial laser tool manufacturers, telecommunications equipment manufacturers, medical instrumentation manufacturers and industrial measurement equipment manufacturers, government defense agencies, and research institutions worldwide. Our marketing efforts include a global unification of our messaging with the use of digital advertising, branding activities that utilize social media, our website and direct marketing activities. As our focus shifts from the sale of components and standard products to being a value-add supply partner for customized solutions, our marketing activities also shift from a focus on technical aspects of standard components to a focus on best practice use cases, the overall outcome from our solutions and end user benefit. Our market messaging will look to inspire interest and promote engagement.

Sales Model & Structure. We have aligned our sales organization to best serve our solution strategy and to provide accountability of our key corporate objectives, while ensuring customer satisfaction and operational efficiency. Our organizational structure includes a technical project management function that enables the close coordination of supply with demand to help us leverage our core offerings and coordinate our engineering development efforts that will leverage and expand our portfolio of capabilities. Our product management function is part of our go-to-market team to provide both internal and external support for growth of our thermal imaging product solutions portfolio. We also have a unified global direct sales team that promotes the overall company portfolio and is standardized on a problem solving, needs analysis process.

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

Trade Shows. We display our standard products, promote new innovative offerings and meet with industry influencers and product users at a number of conferences each year throughout North America, Europe and Asia. So far in 2025, we have participated at the Consumer Electronics Show (CES) and the SHOT Show in Las Vegas. Shot Show is the largest professional event for the sport shooting, hunting and outdoor industry in North America. Other shows include the following: SPIE Photonics West in San Francisco, CA; SPIE DCS; AUVSI Xponential, which promotes emerging technologies supporting autonomous vehicles, drones and robotics and C-UAS; Special Operations Forces week (“SOF Week”) in Tampa, where LightPath, along with our industry partners, has the opportunity to see products displayed and demonstrated, as well as to speak to specific US military Branches that use our technology. In addition to attending industry shows in the U.S., LightPath attends and supports numerous other conferences in the EU as well as Asia. These trade shows provide LightPath with an opportunity to further expand our brand, network to enhance business relationships and gain valuable insight into technological trends in our target markets. As we continue our efforts to be viewed as a solutions provider and thought leader in the industries we serve, we continue to participate in these events, exhibiting and educating our current and potential customers.

Competition

As a vertically integrated company, with offerings ranging from raw materials (glass), to semi-finished goods (lenses) and finished goods (assemblies and cameras), we face competition in all of these levels of the supply chain. Additionally, we are, on occasion, both a supplier and a competitor to some companies in the market, if for example they produce infrared cameras that compete with ours, yet purchase optical components from us. This is not a-typical in the defense industry, where competing companies frequently supply each other with components, materials or sub systems. As we continue to grow our product offerings, add new services and expand in some geographies, our competitive landscape also evolves and we face new competitors.

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

Engineered Solutions and Assemblies and Modules Product Groups. As described earlier in regards to product groups, our engineering services and assemblies and modules product groups (which includes cameras) are tied together, such that one (engineering services) mostly feeds the other group (assemblies and modules). As such, the competition for the two groups are also tied together and we will therefore address both groups together.

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

The second type of competition we see is standard products, which can be available to the customer without any customization. Such products are available from many vendors, including those that offer a large catalog of standard assemblies such as Ophir Optronics Solutions Ltd. (a subsidiary of MKS Instruments, Inc.), Controp Precision Technologies Ltd., Teledyne FLIR and Clear Align LLC, those that offer standard cameras with no customization, and others. In standard products, the competition is very different, and customers must either compromise on performance, or adjust their system requirements to use a standard off the shelf product. Since customers are always looking to improve their products vis a vis competition, and to push the limits and boundaries of performance, compromising for an off the shelf product is not a fit for such customers. When customers look to use an off the shelf standard product versus a customized or modified product, they will often times compromise on size, weight, technical performance such as detection range, and power consumption. Though for some customers those are acceptable compromises, we do not see this as a major competition or risk to our business model, as the market keeps demanding better performance in every aspect, which cannot easily be achieved with standard products alone.

The third type of competition we see within this product group is internal, within the customer’s organization. Depending on the organization and context, there are situations where customers would look internally to their engineering groups, or other departments in their organization to design and build an optical system. This approach was prevalent up until a few years ago, when many organizations still tried to do everything in house, including optical design and manufacturing. In some organizations, and primarily some defense primes, this still exists. However, as technology evolves, and as the customer base expands to include more customers who do not view optics as part of their core capabilities and know-how, more and more companies abandon the approach of designing everything in-house, and thus the internal type of competition is in decline. Companies in this category are typically large defense prime contractors that are often both competitors and customers. Those include for example, Lockheed Martin, Anduril, Teledyne FLIR, RTX and Elbit Systems.

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

We believe that the market shift towards the use of synthetic materials in infrared products represents a significant opportunity for us, and we continue to invest in further pushing the limits of both molding of infrared components, as well as the glass manufacturing technology and products. We believe this process will create significant differentiators and value in this industry, and will further change the dynamics of this industry.

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

Manufacturing

Facilities. Our manufacturing is largely performed in our combined 58,500 square feet of production facilities in Orlando, Florida, G5 Infrared’s 27,000 square feet of production facilities in Hudson, New Hampshire, LPOIZ’s 39,500 square feet of production facilities in Zhenjiang, China, and ISP Latvia’s 29,000 square feet of production facilities in Riga, Latvia.

Our Orlando Facility and LPOIZ’s Zhenjiang Facility feature areas for each step of the manufacturing process, including coating work areas, diamond turning, manufacturing and a clean room for precision glass molding and integrated assembly. The Orlando and Zhenjiang Facilities include new product development laboratories and space that includes development and metrology equipment. The Orlando and Zhenjiang Facilities have anti-reflective and infrared coating equipment to coat our lenses in-house. ISP Latvia’s Riga Facility includes fully vertically integrated manufacturing processes to produce high precision infrared lenses and infrared lens assemblies, CNC grinding, conventional polishing, diamond turning, assemblies, state of the art metrology, and infrared coatings. G5 Infrared’s Hudson, New Hampshire facility features the manufacturing of infrared coatings and production scale ability to assemble lenses and cameras as well as modern measuring and automation alignment tools.

We add production equipment and space at our facilities as needed. In fiscal year 2021, we added additional space in our Riga Facility, and in August 2023, we completed the build out of our additional Orlando Facility space. In July 2025 we entered into a lease agreement for a larger manufacturing and office facility in Plano, Texas, to expand Visimid’s engineering, development and low volume sensor alignment capabilities. In addition to adding equipment or space at our manufacturing facilities, we add work shifts, as needed, to increase capacity and meet forecasted demand. We intend to monitor the capacity at our facilities, and will increase such space as needed. We believe our facilities and planned expansions are adequate to accommodate our needs over the next year.

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

ISP Latvia’s Riga Facility consists of grinding, polishing, diamond turning, quality control, infrared coating departments and a mechanical shop to provide the departments with the necessary tooling. The grind and polish department has modern CNC equipment, lens centering and conventional equipment to perform spindle, double sided and continuous polishing operations. The diamond turning department has numerous diamond-turning machines accompanied with the latest metrology tools. The infrared coating department is equipped with multiple anti-reflective and wear resistant coating chambers. The quality control department contains numerous inspection stations with various equipment to perform optical testing of finished optics.

The Orlando, Zhenjiang, and Riga Facilities are ISO 9001:2015 certified. The Hudson, New Hampshire facility is ISO9001/AS9100 certified, which is tailored for aerospace, space and defense requirements. The Zhenjiang Facility is also ISO/TS 1649:2009 automotive certified for manufacturing of optical lenses and accessories. The Orlando Facility is International Traffic in Arms Regulations (“ITAR”) compliant and registered with the U.S. Department of State; included in this registration are the Plano, Texas and Hudson, New Hampshire facilities. The Riga Facility has a DSP-5 ITAR license and Technical Assistance Agreement in place that allows this facility to manufacture items with ITAR requirements.

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

Mark	Type	Registered	Country	Renewal Date
LightPath®	Wordmark	Yes	United States	October 21, 2027
LightPath®	Combination mark	Yes	United States	August 27, 2030
GRADIUM™	Trademark	Yes	United States	April 29, 2027
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	Service mark	Yes	People’s Republic of China	September 13, 2025 (Renewal pending)
ISP Optics®	Wordmark	Yes	United States	August 14, 2034
ISP Optics®	Combination mark	Yes	United States	Pending
EdgeIR®	Trademark	Yes	United States	May 6, 2035
Mantis	Trademark	Yes	Europe	December 21, 2032
Mantis	Trademark	No	United States	-

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

Major Customers

In fiscal year 2025, we had sales to three customers that comprised an aggregate of approximately 23% of our annual revenue with one customer at 9% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2024, we had sales to three customers that comprised an aggregate of approximately 25% of our annual revenue with one customer at 12% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. However, the largest customer for fiscal year 2024 was not among the three largest for fiscal year 2023, which demonstrates that our customer concentration is not static. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal year 2025, 38% of our net revenue was derived from sales outside of the U.S., with 91% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2024, 39% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia.

Employees

Our employees are critical to providing our customers with the most innovative optics products. We employ a diverse group of people with different backgrounds, cultures, education and experience to move the Company and our strategic plan forward. As of June 30, 2025, we had 350 employees globally, including 345 full-time and 5 part-time employees, with 153 employees in the U.S., 98 employees located in Riga, Latvia, and 99 employees located in Zhenjiang, China. We have used and will continue utilizing part-time support, including interns, temporary employment agencies, and outside consultants, as required from time to time. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during fiscal year 2026.

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

Risks Related to Our Business and Financial Results

We have a history of losses. We reported net losses for several consecutive fiscal years. As of June 30, 2025, we had an accumulated deficit of approximately $231 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products, with a focus on engineered solutions, and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers. In fiscal year 2025, 38% of our net revenue was derived from sales outside of the U.S., with 91% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2024, 39% of our net revenue was derived from sales outside of the U.S., with 94% of our foreign sales derived from customers in Europe and Asia. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to the following risks, among others:

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

Russia’s ongoing conflict with Ukraine may continue to disrupt our supply chain. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict. Although we have no direct operations in Russia or Ukraine, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy, including the imposition of sanctions, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, increase in energy costs, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight, and labor, and uncertainty about economic and global stability. Historically, we have sourced Germanium from suppliers located in Russia and China. At the start of the Russia\Ukraine conflict we had ceased all purchases of Germanium from vendors in Russia and instead have been purchasing Germanium from vendors in China. On July 4, 2023 China announced its intentions to impose some export restrictions on Germanium, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium has been disrupted, though not completely stopped. On December 3, 2024 China further announced an immediate export ban on Germanium, Gallium and antimony to the United States and for any dual use or military use applications. We have taken proactive steps to minimize the orders we accept for Germanium products and therefore minimize our exposure to this risk. We cannot provide any assurances that we will be able to obtain adequate supplies in the future or, if adequate supplies are available, that the timing or costs of obtaining such raw materials will be acceptable to us. Further, some of our major customers in Europe may be directly impacted by the Russian-Ukraine conflict, which could impact the amount and frequency of orders they place with us, as well as impact the timing and ability to pay for products ordered from us. Any material impacts to our customers could have a material adverse effect on our business and operating results.

We depend on single or limited source suppliers for some of the key materials or process steps in our products, making us susceptible to supply shortages, poor performance, or price fluctuations. We currently purchase several key materials (including Germanium and sensors) or have outside vendors perform process steps, such as lens coatings, used in or during the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials or services in a timely manner in the future, or we could experience delays as a result of evaluating and testing the products or services of potential alternative suppliers. The economic decline in China may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. The economic decline in China has also increased the risk of bankruptcy for suppliers with operations in China and has led to higher manufacturing costs for us and the need to identify alternate suppliers. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials or services, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, thereby negatively affecting our business, financial condition, and results of operation.

International tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. The United States has recently enacted and proposed to enact significant new tariffs affecting certain products exported by a number of U.S. trading partners, including China. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion, commentary and actions regarding potential significant changes to U.S. trade policies, treaties and tariffs. In 2025, the Trump administration indicated that the United States would impose retaliatory measures with respect to jurisdictions that have or are likely to put in place tax rules that are extraterritorial or disproportionately affect U.S. companies. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business.

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for us. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., China and other countries and regularly import and export goods and services to and from those countries. An increase in tariffs could have a material impact on our costs and on the demand for our products and services.

Discussions remain ongoing in respect of certain trade restrictions and tariffs on imports, as well as retaliatory actions by affected countries, which could impose restrictions tariffs enacted in response to such actions, which could prohibit, reduce, or discourage purchases of our products by foreign customers, leading to increased costs of products that contain our components, increased costs of manufacturing our products, and higher prices of our products in foreign markets. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In fiscal years 2025 and 2024, we recognized net losses of approximately $0.1 million and gains of approximately $0.1 million on foreign currency transactions, respectively. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues. In fiscal year 2025, we had sales to three customers that comprised an aggregate of approximately 23% of our annual revenue, with one customer at 9% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2024, we had sales to three customers that comprised an aggregate of approximately 25% of our annual revenue, with one customer at 12% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. Our current strategy of providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long-term basis, create value to our customers, and capture that value through the long-term supply relationships we develop. However, the loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

A significant portion of our cash is generated and held outside of the U.S. The risks of maintaining significant cash abroad could adversely affect our cash flows and financial results. As of June 30, 2025, approximately 25% of our cash was held abroad. Historically, we generally considered unremitted earnings of our subsidiaries operating outside of the U.S. to be indefinitely reinvested. During fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us. Remaining cash held outside of the U.S. is primarily used for the ongoing operations of the business in the locations in which the cash is held. Certain countries, such as China, have monetary laws that limit our ability to utilize cash resources in China for operations in other countries. Before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of its registered capital. As of June 30, 2025, LPOIZ had approximately $0.4 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2025. This limitation may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity. Further, since repatriation of such cash is subject to limitations and may be subject to significant taxation, we cannot be certain that we will be able to repatriate such cash on favorable terms or in a timely manner. If we incur operating losses and/or require cash that is held in international accounts for use in our operations based in the U.S., a failure to repatriate such cash in a timely and cost-effective manner could adversely affect our business and financial results.

We will likely need additional capital to sustain our operations in the future and to repay indebtedness. We have limited capital resources. Our operations have historically been largely funded from the proceeds of equity financings and cash flow from operations along with a minimal level of debt financing. On September 15, 2025, we announced a private placement pursuant to a securities purchase agreement, whereby we raised $8.0 million in gross proceeds to fund the working capital needs of our existing operations and for general corporate purposes. We will likely need to raise additional financing to repay our outstanding indebtedness of approximately $5.6 million, as of June 30, 2025, and to fund our current level of operations as well as our strategic plan. Additional financing will be required in order for us to take advantage of acquisition opportunities that we may identify. Such financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, or from an additional credit facility. We may be unable to raise sufficient additional capital on favorable terms, if at all, to supply the working capital needs of our existing operations or to expand our business.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. The addition of G5 Infrared in February 2025 further expands our product offerings. In fiscal year 2025, sales of infrared components represented approximately 38% of our net revenues, sales of visible components represented approximately 32% of our net revenues, sales of assemblies and modules represented 21% of our revenues, and engineering services represented 9% of our revenues. In the future, we expect growth primarily from our assemblies and modules and engineering services product groups, the vertical integration of which will be supported by the infrared components product group. Continued and expanding market acceptance of these products, particularly infrared products based on our proprietary chalcogenide materials (Germanium alternatives), is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida; Hudson, New Hampshire; Riga, Latvia; and Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility is subject to a lease that expires March 31, 2034. The Hudson, New Hampshire facility lease expires in November 2026. The Riga Facility is subject to two leases which expire in December 2030, and the Zhenjiang Facility is subject to one lease that expires in December 2027. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do have a business continuity and recovery plan for our facilities however, we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

Cybersecurity Governance

Our executive team and Board of Directors are actively involved in overseeing cybersecurity risks. The executive team and the CIO oversee the Company's information security efforts and cybersecurity governance. This team regularly reviews our cybersecurity posture and any incidents that have occurred.

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

Item 2. Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters office and manufacturing facility is located in Orlando, Florida and our additional manufacturing and office facilities are located in Hudson, New Hampshire, Plano, Texas, Zhenjiang, China and Riga, Latvia. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2025:

Location	Square Feet	Commitment and Use
Orlando, Florida	58,500	Leased; 2 suites used for corporate headquarters offices, manufacturing, and research and development
Hudson, New Hampshire	27,000	Leased; 1 suite used for administrative offices, engineering and manufacturing
Plano, Texas	3,000	Leased; 1 suite used for engineering and manufacturing
Riga, Latvia	29,000	Leased; 3 suites used for administrative offices and manufacturing
Zhenjiang, China	39,500	Leased; 1 building used for manufacturing

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

Holders

As of September 18, 2025, we estimate there were approximately 220 holders of record and approximately 10,835 street name holders of our Class A common stock.

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

Issuer Purchases of Equity Securities

During the year ended June 30, 2025 there were no repurchases of the Company’s Class A common stock by the Company.

Item 6. [Reserved].

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

The following discussions also include use of non-GAAP measures discussed in more detail under the heading “Non-GAAP Financial Measures.”

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

In December 2023, the Company recovered approximately $0.2 million in funds that had been recovered by the Chinese authorities, which is included in “Other income” in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended June 30, 2024. We do not expect to recover any further funds or incur additional legal fees or consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2025 compared to the Fiscal Year Ended June 30, 2024:

Revenue.

Revenue for fiscal year 2025 was approximately $37.2 million, an increase of 17%, as compared to $31.7 million in fiscal year 2024. Revenue generated by the infrared components product group was approximately $14.3 million in fiscal year 2025, an increase of 2%, as compared to the prior fiscal year. Fiscal year 2025 includes $1.6 million of G5 Infrared sales of coating services and components. The remaining decrease of $1.4 million is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024, largely due to the challenges associated with the Germanium supply chain, where it is difficult to secure pricing and availability for long-term orders. The decrease in sales to this customer was partially offset by increases in sales of infrared components to several defense customers in the U.S. and in Europe.

Revenue generated by the visible components product group was approximately $11.7 million for fiscal year 2025, an increase of 4%, as compared to the prior fiscal year. The increase in revenue is primarily due to sales to defense customers, partially offset by decreases in sales through catalog and distribution channels in the U.S., as well as decreases in sales to commercial and medical customers.

Revenue from the assemblies and modules product group was approximately $8.0 million in fiscal year 2025, an increase of 79% as compared to fiscal year 2024. Fiscal year 2025 includes $4.0 million of G5 Infrared sales of cameras and modules. The remaining decrease is due to an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales of an infrared lens assembly to an industrial customer which started shipping at volume in the third quarter of fiscal 2025.

Revenue from engineering services increased by $1.2 million for fiscal 2025, as compared to the same period of the prior fiscal year. This increase was driven by Visimid’s contract with Lockheed Martin, as well as revenue from one of our space-related funded research contracts. The timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period.

Cost of Sales and Gross Margin.

Gross margin for fiscal year 2025 was approximately $10.1 million, an increase of 17%, as compared to approximately $8.6 million in fiscal year 2024. Total cost of sales was approximately $27.1 million for fiscal year 2025, compared to $23.1 million for fiscal year 2024, an increase of 17%. Gross margin as a percentage of revenue was 27% for fiscal year 2025 as compared to 27% for fiscal year 2024. Gross margin for fiscal year 2025 was favorably impacted by the addition of G5 Infrared revenue and gross margin since acquisition, particularly in the assemblies and modules product group. The assemblies and modules product group increased from 14% of revenue in fiscal year 2024, to 21% of revenue in fiscal year 2025, and these products typically have higher gross margins than the component product groups. Gross margin for fiscal year 2025 was unfavorably impacted by an approximately $0.5 million increase in inventory reserve charges primarily related to visible components where revenue has declined for the past several years.

Selling, General and Administrative.

For fiscal year 2025, Selling, General and Administrative (“SG&A”) costs were approximately $15.8 million, an increase of approximately $3.5 million, or 29%, as compared to the prior fiscal year. The increase in SG&A for fiscal year 2025 is primarily related to the acquisition of G5 Infrared, including: (i) the addition of approximately $1.1 million in SG&A costs related to G5 Infrared; and (ii) non-recurring costs of $1.5 million related to the acquisition, an increase of $1.0 million as compared to prior fiscal year, as we began incurring costs related to this acquisition in the second half of fiscal year 2024. The remaining increase of approximately $1.5 million was driven by: (i) increased sales and marketing spend, including additional headcount, consultants, advertising and tradeshows; and (ii) an increase in information technology spend to upgrade our infrastructure to meet customer requirements, particularly, Cybersecurity, for the defense industry.

New Product Development.

New product development costs were approximately $3.1 million in fiscal year 2025, an increase of approximately $0.7 million, or 28%, as compared to the prior fiscal year. These increases are due to the addition of engineering personnel, as well as an increase in materials and outside services utilized for development projects, primarily for infrared cores and camera systems.

Amortization of Intangibles.

Amortization of intangibles decreased by $0.2 million for fiscal year 2025, as compared to the prior fiscal year, as certain of the intangible assets related to the acquisition of ISP were fully amortized as of December 31, 2024. This decrease was largely offset by the addition of amortization of intangible assets associated with the G5 Infrared acquisition. See Note 3, Acquisitions, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information.

Other Expense.

Interest expense, net, was approximately $1.1 million for fiscal year 2025, compared to approximately $0.2 million in the prior fiscal year. Interest expense for fiscal year 2025 include financing costs associated with the warrant liability of approximately $0.3 million. The remaining increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Bridge Note, executed in August 2024, which was subsequently replaced by the Acquisition Notes executed in February 2025. See Note 14, Loans Payable, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for definitions and further information.

We recorded a loss in extinguishment of debt of $0.4 million during fiscal year 2025, related to the exchange of the Bridge Note for an Acquisition Note in connection with the financing of the acquisition of G5 Infrared. The loss is based on the difference between the carrying value of the debt being extinguished and the fair value of the new debt, plus any other payments exchanged (e.g. the aforementioned Class A Common Stock, Series G Convertible Preferred Stock and warrants).

Other expense, net, was approximately $0.1 million for fiscal year 2025, compared to other income, net of $0.1 million for fiscal year 2024. Other expense, net, for fiscal year 2025 primarily consists of net foreign exchange losses. Other income, net, for fiscal year 2024 includes a gain of $0.2 million for the return of funds previously misappropriated by our former Chinese management team, as a result of the ongoing legal proceedings described in Note 15, Contingencies, in the Consolidated Financial Statements included in this Annual Report on Form 10-K. This gain was largely offset by expenses of $0.2 million associated with an event of default by a sub-tenant of a portion of our Orlando Facility lease.

We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. During fiscal year 2025, we incurred net foreign currency transaction losses of approximately $0.1 million, compared to net foreign currency transaction gains of $0.1 million for fiscal year 2024.

Income Taxes.

During fiscal year 2025, we recorded income tax expense of approximately $0.1 million, compared to $0.1 million in fiscal year 2024, primarily related to our operations in China. Income taxes for fiscal years 2025 and 2024 include Chinese withholding tax expenses of $0.2 million and $0.2 million, respectively, the majority of which are associated with intercompany dividends declared by LPOIZ, payable to us as the parent company. While these repatriation transactions result in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate. Income tax expense for fiscal years 2025 and 2024 are also offset by deferred income tax benefits from the turnaround of temporary differences, and increased by deferred income tax expense related to certain indefinite lived temporary differences. Please refer to Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss).

Net loss for fiscal year 2025 was approximately $14.9 million, or $0.36 basic and diluted loss per share, compared to approximately $8.0 million, or $0.21 basic and diluted loss per share, for fiscal year 2024. The increase in net loss for fiscal year 2025, as compared to fiscal year 2024, is partially attributable to the approximately $3.5 million increase in operating loss due to higher operating expenses, partially offset by the increase in gross margin. In addition, fiscal year 2025 net income reflects a number of non-operating items driven by the acquisition financing, including the increased interest expense of $1.0 million, loss on extinguishment of debt of $0.4 million, and change in fair value of warrant liability of $1.4 million.

Weighted-average common stock shares outstanding were 40,874,068 for both basic and diluted in fiscal year 2025, compared to 37,944,935 for both basic and diluted in fiscal year 2024. The increase in weighted-average basic common shares was primarily due to the Class A Common Stock issued in conjunction with the financing of the acquisition of G5 Infrared (refer to Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information). The increase is also attributable to: (i) the 585,483 shares of Class A Common Stock issued during the second half of fiscal year 2024 pursuant to the at-the-market equity program; (ii) the shares of Class A Common Stock issued in conjunction with the acquisition of Visimid; and (iii) the issuance of shares of Class A Common Stock under the 2014 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

At June 30, 2025, we had working capital of approximately $11.3 million and total cash and cash equivalents of approximately $4.9 million. Approximately 25% of our total cash, cash equivalents and restricted cash was held by our foreign subsidiaries in China and Latvia. Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal years 2025 and 2024, we repatriated approximately $1.2 million and $1.4 million, respectively, from LPOIZ. As of June 30, 2025, LPOIZ had approximately $0.4 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2025.

Loans payable as of June 30, 2025 consisted of the Acquisition Notes (as defined below) and two third-party equipment loans (as defined below). Details of the loans are as follows:

Acquisition Notes

On February 18, 2025 in connection with the closing of the Securities Purchase Agreement (as defined in Note 3, Acquisitions, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K), we issued senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”). The Acquisition Notes accrue interest at the rate between 10-12% per annum (12% as of June 30, 2025), based on the ratio of indebtedness to EBIDTA of the Company, unless an event of default (as defined in the Acquisition Notes) occurs, at which time the Acquisition Notes would accrue interest at 15% per annum.

The Acquisition Notes will mature on February 18, 2027, the second anniversary of the issuance date.

The Acquisition Notes will automatically convert into shares of Series G Convertible Preferred Stock, which are convertible into Conversion Shares, if the EBIDTA reported by the Company for the calendar year ending December 31, 2025, is less than approximately $4.9 million, which are in turn convertible into Conversion Shares (the “Automatic Note Conversion”). The Series G Convertible Preferred Stock is convertible into Class A Common Stock. The Company determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion (i) is indexed to the Company’s own stock, (ii) is settled in shares, not cash, and (iii) is only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions.

All or part of the Acquisition Notes may, unless converted under the Automatic Note Conversion, be redeemed by the Company prior to the maturity date at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon, provided that if the funds used for redemption were not generated internally by Company operations, the redemption amount will be multiplied by 102%. In addition, following an event of default or upon a change of control, the Purchaser may require the Company to redeem all or any portion of the Acquisition Notes. Notwithstanding anything to the contrary, upon any bankruptcy event of default, the Company will immediately pay the holder an amount in cash representing all outstanding principal and accrued and unpaid interest. The Company determined that these redemption features did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

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

Equipment Loans.

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a customer. The 2020 Equipment Loan is subordinate to the Term Loan and is collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or approximately USD $0.3 million), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or approximately USD $0.3 million) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. As of June 30, 2025, the outstanding balance on the 2020 Equipment Loan was approximately 49,000 EUR (or USD $0.1 million).

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan totaled 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make prepayments to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.89% as of June 30, 2025). As of June 30, 2025, the outstanding balance on the 2023 Equipment Loan was approximately 263,000 EUR (or USD $0.3 million).

For additional information regarding the Acquisition Notes and the equipment loans, see Note 14, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Equity Financing.

In February 2022, we filed a shelf registration statement to facilitate the issuance of our Class A common stock, warrants exercisable for shares of our Class A common stock, and/or units up to an aggregate offering price of $75.8 million from time to time. In connection with the filing of the shelf registration statement, we also included a prospectus supplement relating to an at-the-market equity program under which we may issue and sell shares of our Class A common stock up to an aggregate offering price of $25.2 million from time to time, decreasing the aggregate offering price available under our shelf registration statement to $50.6 million. The shelf registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on March 1, 2022. During the year ended June 30, 2024, we issued 585,483 shares of our Class A common stock pursuant to the at-the-market equity program. No shares were issued under this program during fiscal year 2025 before the shelf registration expired on March 1, 2025.

On February 18, 2025, we announced the closing of the acquisition of G5 Infrared and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisitions, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

There are a number of factors that could result in the need to raise additional funds in the longer term, including a decline in revenue or a lack of anticipated sales growth, increased material costs, increased labor costs, planned production efficiency improvements not being realized, increases in property, casualty, benefit and liability insurance premiums, and increases in other costs. In addition, approximately 25% of our cash and cash equivalents was held by our foreign subsidiaries as of June 30, 2025 and, although we regularly repatriate cash, it may not be readily available to repay our liabilities in the U.S. should our cash assets in the U.S. not be sufficient. We may also identify opportunities for additional acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

Cash Flows – Operating.

Cash used in operations was $8.3 million, compared to cash provided by operations was approximately $0.5 million for fiscal year 2024. The cash used in operations for fiscal 2025 was driven by the net loss, after considering non-cash items, which was partially driven by significant legal and consulting expenses related to the acquisition of G5 Infrared. In addition, inventory increased $1.4 million (net of inventory included in the acquisition of G5 Infrared), while the increase in accounts payable was largely offset by increases in accounts payable and accrued liabilities. The cash provided by operations during fiscal year 2024 was primarily due decreases in accounts receivable and inventory, due to lower sales in fiscal year 2024, as compared to fiscal year 2023.

We anticipate continued improvement in our cash flows provided by operations in future years and as we continue to focus on managing our receivables, payables and inventory, while continuing to grow our sales and improve gross margins, with moderate increases in general, administrative, sales and marketing and new product development costs.

Cash Flows – Investing.

During fiscal years 2025 and 2024, we expended approximately $18.5 million and $0.8 million, net, to acquire G5 Infrared and Visimid, respectively, as disclosed in Note 3, Acquisitions, in the Consolidated Financial Statements in this Annual Report on Form 10-K. During fiscal 2025, we expended approximately $1.3 million for capital equipment, as compared to approximately $2.2 million during fiscal year 2024. During fiscal year 2025, our capital expenditures were primarily related to expansion of our glass fabrication capacity, as well as metrology and infrared coating equipment, whereas our capital expenditures in fiscal year 2024 were primarily related to the expansion of our Orlando Facility. In August 2023, we completed the construction of certain tenant improvements subject to our continuing lease for our Orlando Facility, of which the landlord provided $2.4 million in tenant improvement allowances. We funded the balance of the tenant improvement costs of approximately $3.7 million over fiscal years 2023 and 2024.

We anticipate a moderate level of capital expenditures during fiscal year 2026; however, the total amount expended will depend on sales growth opportunities and other circumstances.

Cash Flows – Financing.

Net cash provided by financing activities was approximately $29.3 million, whereas cash used in financing activities was approximately $1.5 million in fiscal year 2024. Cash provided by financing activities for fiscal year 2025 reflects approximately $29.8 million from financing related to the acquisition of G5 Infrared, offset by $0.4 million in principal payments on loans and finance leases. Cash used in financing activities for fiscal year 2024 reflects approximately $2.6 million in principal payments on our loans and finance leases, offset by $0.3 million in proceeds from the 2023 Equipment Loan, $0.8 million in proceeds from the sale of Class A common stock pursuant to the at-the-market equity program.

How We Operate

We have continuing sales of two basic types: sales of standard product configurations and sales of customized products or products developed specifically for a certain customer. In this latter type of business, we work with customers to help them determine optical specifications and then create certain optical designs for them, including complex multi-component, optical system or sub-system designs that we call “engineered solutions.” This is followed by “sampling” or prototyping small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity and longer-term revenue planning, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

•	Maintaining the design and new product development capability, including a high-quality and responsive optical design engineering staff, opto-mechanical engineering, and all related disciplines;

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

Sales Backlog.

We believe sales growth has been and continues to be a key indicator of success. Our best view into the efficacy of our sales efforts is in our “order book.” Our order book equates to sales “backlog.” It has a quantitative and a qualitative aspect: quantitatively, our backlog’s prospective dollar value and qualitatively, what percent of the backlog is scheduled by the customer for date-certain delivery. We monitor and evaluate our total backlog, which includes all firm orders requested by a customer that are reasonably believed to remain in the backlog and be converted into revenues. This includes customer purchase orders and may include amounts under supply contracts if they meet the aforementioned criteria.

Quarterly backlog levels for fiscal years 2025 and 2024 are as follows:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2024	$21,303	(2)%	(2)%
Q2 2024	$21,220	(2)%	0%
Q3 2024	$21,967	1%	4%
Q4 2024	$19,268	(11)%	(12)%
Q1 2025	$20,542	7%	7%
Q2 2025	$19,767	3%	(4)%
Q3 2025	$27,423	42%	39%
Q4 2025	$37,390	94%	36%

The acquisition of G5 Infrared added $5.6 million of backlog as of the Acquisition Date. As of June 30, 2025, backlog for G5 Infrared products was $16.6 million. The remaining backlog of $20.8 million as of June 30, 2025 represents an increase of 8% as compared to the end of the prior fiscal year, primarily due to an increase in orders from an industrial customer, which are scheduled into fiscal year 2027. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our BD6 glass and our new BDNL materials. With the global supply of germanium concentrated in Russia and China, recent global events and increases in restrictions on the sourcing of these materials are generating renewed interest in germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab.

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

Revenue by Product Group.

The following table sets forth revenue dollars by our three product groups for the three months and year ended June 30, 2025 and 2024:

	(unaudited)
	Three Months Ended June 30,		Quarter	Year Ended June 30,		Year-to-date
	2025	2024	% Change	2025	2024	% Change
Revenue
Infrared components	$4,947,111	$3,043,148	63%	$14,310,589	$14,089,277	2%
Visible components	2,835,474	3,178,023	(11)%	11,736,549	11,233,737	4%
Assemblies and modules	4,164,932	1,373,178	203%	7,968,296	4,451,165	79%
Engineering services	262,276	1,039,783	(75)%	3,187,196	1,952,013	63%
Total revenue	$12,209,793	$8,634,132	41%	$37,202,630	$31,726,192	17%

Three months ended June 30, 2025 compared to three months ended June 30, 2024.

Our revenue increased by 41% in the fourth quarter of fiscal year 2025, as compared to the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue generated by the infrared components product group for the fourth quarter of fiscal year 2025 was $5.0 million, an increase of 63%, as compared to the same quarter of the prior fiscal year. The fourth quarter of fiscal 2025 includes $1.1 million of G5 Infrared sales of coating services and components. The remaining $0.8 million increase in revenue is primarily due to an increase in sales to defense customers.

Revenue from the visible components product group for the fourth quarter of fiscal year 2025 was $2.8 million, or flat in comparison to the same quarter of the prior fiscal year. The decrease was primarily driven by a decrease in sales through U.S. catalog and distribution channels, due to a special order which increased revenue in the fourth quarter of the prior fiscal year.

Revenue from assemblies and modules increased by $2.8 million, or 203%, for the fourth quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. The fourth quarter of fiscal 2025 includes $3.1 million of G5 Infrared sales of cameras and modules. The remaining decrease is partially due to the absence of revenue from an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025, and a decrease in sales of infrared camera cores due to timing of an order in the prior year.

Revenue from engineering services decreased $0.8 million, for the fourth quarter of fiscal 2025, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the fourth quarter of fiscal 2025, the revenue recognized against this contract was less than in the fourth quarter of fiscal 2024.

Year ended June 30, 2025 compared to year ended June 30, 2024.

Our revenue increased by approximately 17%, for fiscal year 2025, as compared to the prior fiscal year, primarily driven by increases in assemblies and modules and engineering services, as well as increases in both infrared and visible components. The acquisition of G5 Infrared contributed to the increases in assemblies and modules, and infrared components.

Revenue generated by the infrared components product group for fiscal year 2025 was $14.3 million, an increase of approximately 2%, as compared to the prior fiscal year. Fiscal year 2025 includes $1.6 million of G5 Infrared sales of coating services and components. The remaining decrease of $1.4 million is primarily due to a decrease in sales against a large annual contract for Germanium-based products, which was not renewed in the second quarter of fiscal 2024. Due to the uncertainty surrounding the global Germanium supply, we decided to reduce the amount of optics we produce from Germanium, both to reduce our exposure to the risk of supply chain disruption, and more importantly, to work with customers to convert their systems to use optics made of our own BlackDiamond materials. We continue to work with this single customer, as well as other customers to convert their systems to use BlackDiamond optics. We continue to see growth in the number of customers making that transition, as well as the volume of demand for solutions made using our BlackDiamond materials to replace legacy Germanium systems. As a result, we continue to also add more manufacturing capacity for our BlackDiamond glass, to address the growing number of customers adopting the material. Disruptions in the Germanium supply continue to cause delays in fulfilling orders, and we are accepting fewer orders for Germanium-based products. The decrease in sales to this customer was partially offset by increases in sales of infrared components to several defense customers in the U.S. and in Europe.

Revenue from the visible components product group for fiscal year 2025 was $11.7 million, an increase of 4%, as compared to the prior fiscal year. The increase in revenue is primarily due to sales to defense customers, partially offset by decreases in sales through catalog and distribution channels in the U.S., as well as decreases in sales to commercial and medical customers. In the prior fiscal year, we saw a decrease in this product group, primarily driving by lower sales customers in Asia, however the demand seems to have stabilized.

Revenue from assemblies and modules for fiscal year 2025 was $8.0 million, an increase of $3.5 million, or 79%, as compared to the prior fiscal year. Fiscal 2025 includes $4.0 million of G5 Infrared sales of cameras and modules. The remaining decrease is due to an end of life order for a custom visible lens assembly which shipped complete in the first quarter of fiscal 2025. This decrease in visible lens assembly sales was partially offset by increased sales to an industrial customer which started shipping at volume in the third quarter of fiscal 2025.

Revenue from engineering services increased by $1.2 million for fiscal year 2025, as compared to the prior fiscal year. This increase was driven by Visimid’s contract with Lockheed Martin, as well as revenue from one of our space-related funded research contracts, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. Projects related to this product group are expected to drive sales growth in the other product groups over time, as these new products transition to from development and prototyping to production.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2025	6/30/2025	123
Q3-2025	3/31/2025	178
Q2-2025	12/31/2024	107
Q1-2025	9/30/2024	112
Fiscal Year 2025 Average		130
Q4-2024	6/30/2024	98
Q3-2024	3/31/2024	98
Q2-2024	12/31/2023	133
Q1-2024	9/30/2023	119
Fiscal Year 2024 Average		112

Our average DCSI for fiscal year 2025 was 130, compared to 112 for fiscal year 2024. The increase in average DCSI is driven by the is acquisition of G5 Infrared during the third quarter of fiscal 2025, which increase the inventory balance disproportionately to sales for that quarter. We expect DCSI to return to an average of 110 to 120 days.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2025	6/30/2025	71
Q3-2025	3/31/2025	76
Q2-2025	12/31/2024	65
Q1-2025	9/30/2024	56
Fiscal Year 2025 Average		67
Q4-2024	6/30/2024	52
Q3-2024	3/31/2024	55
Q2-2024	12/31/2023	59
Q1-2024	9/30/2023	57
Fiscal Year 2024 Average		56

Our average DSO for fiscal year 2025 was 67, compared to 56 for fiscal year 2024. The increase in average DSO for fiscal year 2025 is due to the addition of G5 Infrared revenue, which had a higher concentration of shipments in the third month of the third and fourth fiscal quarters which drives the accounts receivable balance up disproportionately to sales. We strive to maintain a DSO of less than 60, which we did achieve during fiscal 2025, when calculated on a monthly basis.

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

EBITDA and Adjusted EBITDA.

EBITDA and Adjusted EBIDA are non-GAAP financial measures used by management, lenders, and certain investors as a supplemental measure in the evaluation of some aspects of a corporation’s financial position and core operating performance. Investors sometimes use EBITDA as it allows for some level of comparability of profitability trends between those businesses differing as to capital structure and capital intensity by removing the impacts of depreciation and amortization. EBITDA also does not include changes in major working capital items, such as receivables, inventory, and payables, which can also indicate a significant need for, or source of, cash. Since decisions regarding capital investment and financing and changes in working capital components can have a significant impact on cash flow, EBITDA is not a good indicator of a business’s cash flows. We use EBITDA for evaluating the relative underlying performance of our core operations and for planning purposes. We calculate EBITDA by adjusting net income to exclude net interest expense, income tax expense or benefit, depreciation, and amortization, thus the term “Earnings Before Interest, Taxes, Depreciation and Amortization” and the acronym “EBITDA.”

We also calculate an adjusted EBITDA, which excludes: (1) stock compensation expenses; (2) the loss on extinguishment of debt; (3) the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to the warrants; and (4) the effect of foreign exchange gains or losses. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations.

The fair value of the warrants was re-measured each reporting period until the warrants were reclassified from liabilities to equity as a result of the action taken at a special meeting of the stockholders on June 16, 2025. The change in the fair value of the warrants was either recognized as a non-cash expense or non-cash income each reporting period from February 18, 2025, the date of issuance, through June 16, 2025, when the liability was reclassified to equity. The change in the fair value of the warrants was not impacted by our actual operations but was instead strongly tied to the change in the market value of our Class A Common Stock. Please refer to Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net income to EBITDA and Adjusted EBITDA for the three months and year ended June 30, 2025 and 2024:

	(unaudited)
	Three Months Ended June 30,		Year Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,055,980)	$(2,353,773)	$(14,873,182)	$(8,007,346)
Depreciation and amortization	792,488	1,062,559	4,149,240	4,048,409
Income tax provision	(122,402)	(53,912)	37,790	67,490
Interest expense	312,967	42,814	1,118,213	191,862
EBITDA	$(6,072,927)	$(1,302,312)	$(9,567,939)	$(3,699,585)
Stock-based compensation	298,309	216,765	1,043,464	1,019,023
Loss on extinguishment of debt	—	—	418,502	—
Change in fair value of warrant liability	2,224,270	—	1,353,716	—
Change in fair value of acquisition liabilities	1,430,000	—	1,560,445	—
Foreign exchange (gain) loss	141,583	(31,876)	129,882	(72,741)
Adjusted EBITDA	$(1,978,765)	$(1,117,423)	$(5,061,930)	$(2,753,303)
% of revenue	-16%	-13%	-14%	-9%

Our adjusted EBITDA for the quarter ended June 30, 2025 was a loss of approximately $2.0 million, compared to a loss of $1.1 million for the same period of the prior fiscal year. The decrease in adjusted EBITDA in the fourth quarter of fiscal year 2025 is primarily attributable to higher SG&A, including non-recurring costs related to the acquisition of G5 Infrared, and new product development expenses, partially offset by the increase in gross margin.

Our adjusted EBITDA for fiscal year 2025 was a loss of approximately $5.1 million, compared to a loss of $2.8 million for fiscal year 2024. The decrease in adjusted EBITDA for fiscal year 2025 is primarily attributable to higher SG&A, including non-recurring costs of approximately $1.5 million  related to the acquisition of G5 Infrared, an increase of $1.0 million as compared to prior fiscal year, as we began incurring costs related to this acquisition in the second half of fiscal year 2024, and higher new product development expenses, partially offset by the increase in gross margin.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented. Our critical estimates include the allowance for trade receivables, which is made up of allowances for credit losses, allowances for obsolete inventory, valuation of compensation expense on stock-based awards and accounting for income taxes. Although we believe that these estimates are reasonable, actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied. We also have other policies that we consider key accounting policies, such as our policy for revenue recognition, however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.

Management has discussed the selection of critical accounting policies and estimates with our Board, and the Board has reviewed our disclosure relating to critical accounting policies and estimates in this Annual Report on Form 10-K. The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Inventory obsolescence allowance is calculated by reserving 100% for items that have not been sold in two years or that have not been purchased in two years. These items, as identified, are allowed for at 100%, as well as allowing 50% for other items deemed to be slow moving within the last twelve months and allowing 25% for items deemed to have low material usage within the last six months. Items of which we have excess supply are also reserved at 25% to 100%, depending on usage rates. The parts identified are adjusted for recent order and quote activity to determine the final inventory allowance. To date, our actual results have been materially consistent with our estimates, and we expect such estimates to continue to be materially consistent in the future.

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

Stock-based compensation is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We estimate the fair value of each stock option as of the date of grant using the Black-Scholes-Merton pricing model. Our directors, officers, and key employees were granted stock-based compensation through our Amended and Restated Omnibus Incentive Plan, as amended (the “Omnibus Plan”), through October 2018 and after that date, the 2018 Stock and Incentive Compensation Plan (the “SICP”). Most options granted under the Omnibus Plan and the SICP vest ratably over two to four years and generally have ten-year contract lives. The volatility rate is based on four-year historical trends in common stock closing prices and the expected term was determined based primarily on historical experience of previously outstanding options. The interest rate used is the U.S. Treasury interest rate for constant maturities. The likelihood of meeting targets for option grants that are performance based are evaluated each quarter. If it is determined that meeting the targets is probable, then the compensation expense will be amortized over the remaining vesting period. As of June 30, 2025, there are no outstanding option grants with performance-based vesting criteria.

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We periodically reassess the useful lives of intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, know-how/trade secrets and tradenames. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of members of our management, including our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2025, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2025 based on such criteria. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025, excludes the internal controls of G5 Infrared, LLC, which was acquired on February 18, 2025. The acquired business represented approximately 14% of our total assets, excluding goodwill and intangible assets, 16% of our revenue, and 5% of our net loss as of and for the fiscal year ended June 30, 2025. Management is in the process of integrating and standardizing processes for G5 Infrared to conform to LightPath’s control framework.

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

Changes in Internal Controls over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b)

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2026 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2025.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2026 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2026 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2025, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,923,484	$1.82	4,184,925
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2026 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2025.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2026 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – See Index on page F-1 of this report
(2)	Financial Statement Schedules – None

(b) The following exhibits are filed or furnished, as applicable, herewith as a part of this report

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

3.1.15

Certificate of Designation, Preferences and Rights of Series G Convertible Preferred Stock of LightPath Technologies, Inc., filed February 14, 2025 with the Secretary of State of Delaware, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by references thereto.

3.2.1

Second Amended and Restated Bylaws of LightPath Technologies, Inc., which was filed as Exhibit 3.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on February 2, 2021, and is incorporated herein by reference thereto.

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.*

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2025)

4.3	Form of Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2025)

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

10.5

First Amendment to Lease, dated January 9, 2019, by and between LightPath Technologies, Inc. and CIO University Tech, LLC, which was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No.: 000-27548) filed with the Securities and Exchange Commission on February 7, 2019, and is incorporated herein by reference thereto.

10.6

LightPath Technologies, Inc. 2018 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on November 19, 2018, and is incorporated herein by reference thereto.

10.7

Employment Agreement between LightPath Technologies, Inc. and Mr. Sam Rubin, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on February 28, 2020, and is incorporated herein by reference thereto. †

10.8

Employment Agreement between LightPath Technologies, Inc. and Mr. Albert Miranda, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on April 22, 2021, and is incorporated herein by reference thereto. †

10.9

Eighth Amendment to Lease Agreement between LightPath Technologies, Inc. and Challenger-Discovery, LLC which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on May 17, 2021, and is incorporated herein by reference thereto.

10.10

Ninth Amendment to Lease dated as of September 21, 2021, between LightPath Technologies, Inc. and Challenger Discovery LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 27, 2021, and is incorporated herein by reference thereto.

10.11

Investor Relations Consulting Agreement, dated April 11, 2022, by and between LightPath Technologies, Inc. and MZHCI, LLC, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No: 000-27548) filed with the Securities and Exchange Commission on May 12, 2022, and is incorporated herein by reference thereto.

10.12

Form of Securities Purchase Agreement, dated as of January 12, 2023, between the Company and each purchaser named in the signature pages thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 12, 2023, and is incorporated herein by reference thereto.

10.13

Bridge Note dated August 6, 2024 by LightPath Technologies, Inc. in favor of Lytton-Kambara Foundation which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on August 12, 2024, and is incorporated herein by reference thereto.

10.14

Membership Interest Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc., G5 Infrared, LLC, the members of G5 Infrared, LLC, and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto..

41

10.15

Securities Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and the investors listed on the Schedule of Buyers attached thereto filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.16

Registration Rights Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and each of the several purchasers signatory thereto filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.17

Securities Purchase Agreement, dated February 13, 2025, by and between LightPath Technologies, Inc. and Lytton-Kambara Foundation filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.18

First Amendment to Membership Interest Purchase Agreement, dated February 19, 2025, by and between LightPath Technologies, Inc. and Kenneth R. Greenslade, as Sellers’ Representative on behalf of the Sellers filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.19

Amendment No. 1 to the LightPath Technologies, Inc. 2018 Stock and Incentive Compensation Plan filed as Appendix A with the Securities and Exchange Commission on May 2, 2025, and is incorporated herein by reference thereto.

10.20	LightPath Technologies, Inc. 2025 Employee Stock Purchase Plan filed as Appendix B with the Securities and Exchange Commission on May 2, 2025, and is incorporated herein by reference thereto.

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

19.1

Guide for Trading in Securities, which was filed as Exhibit 19.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2024, and is incorporated herein by reference thereto.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of BDO USA, P.C.*

23.2	Consent of MSL, P.A.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.**

97.1

Clawback Policy, which was filed as Exhibit 97.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2024, and is incorporated herein by reference thereto.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in iXBRL.

† Management contract or compensatory plan or arrangement.

*filed herewith

**furnished herewith.

Item 16. Form 10-K Summary.

None.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

LightPath Technologies, Inc.

Orlando, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LightPath Technologies, Inc. (the “Company”) as of June 30, 2025, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 consolidated financial statements to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as discussed in Notes 2 and 17. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquisition Financing

As described in Note 8 to the consolidated financial statements, the Company entered into a series of agreements to issue the Acquisition Notes, Class A Common Stock, Series G Convertible Preferred Stock, and Warrants to purchase Class A Common Stock (the “Acquisition Financing”), on February 13, 2025, for gross proceeds of $32.2 million. Management developed estimates of the fair value of each of the financial instruments at date of issuance and remeasured certain Warrants on June 16, 2025, when they were reclassified from liabilities to equity. The Warrants were valued using the Black-Scholes-Merton pricing model. The Acquisition Notes were valued using several Binomial Lattice Models.  The valuation models include various assumptions, including discount rates and expected volatility.

We identified the valuation of the Warrants and the Acquisition Notes issued as part of the Acquisition Financing as a critical audit matter. Estimating the fair value of these financial instruments at the date of issuance and remeasurement of the Warrants used valuation models and required management to make assumptions related to the discount rate and expected volatility. Auditing these judgments required especially subjective and challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) assessing the appropriateness of the methodologies used in estimating the fair values of these financial instruments, and (ii) evaluating the reasonableness of the discount rate and expected volatility by developing independent estimates using market data.

Valuation of Certain Intangible Assets Acquired – G5 Infrared, LLC

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of G5 Infrared, LLC (“G5 Infrared”) on February 18, 2025, for total consideration transferred of $27.1 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable intangible assets totaling $13.4 million, comprised of tradenames, know-how, and customer relationships intangible assets. The Company estimated the fair value of the intangible assets using income-based approaches, which required judgement to estimate appropriate discount rates, revenue forecasts, royalty rates related to tradenames and know-how intangible assets, and profitability assumptions related to customer relationships.

We identified the fair value of the tradenames, know-how, and customer relationships acquired in the G5 Infrared business combination as a critical audit matter. Estimating the fair value of these intangible assets acquired required management to make subjective estimates and assumptions related to the revenue forecasts, discount rates, and royalty rates. Auditing these judgments required especially subjective and challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical matter included:

•	Testing the reasonableness of the revenue forecasts by comparing to historical results and the forecasts of peer companies.

•	Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the discount rates, by developing independent estimates using market data, and royalty rates by (i) evaluating management’s profit-split analysis and (ii) comparing them to a range based on publicly available royalty rates.

Valuation of Earnout Liability

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of G5 Infrared, LLC on February 18, 2025, for total consideration transferred of $27.1 million. The consideration transferred included additional earnout payments of up to $23 million based on the achievement of certain minimum EBITDA and revenue targets and was recognized at an estimated fair value as of February 18, 2025 of $3.5 million. The earnout liability is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The fair value of the earnout liability is calculated using a Monte Carlo valuation method, which involves assumptions of revenue and EBITDA forecasts, discount rates and revenue volatility. The fair value of the earnout was determined to be $5.0 million as of June 30, 2025.

We identified the valuation of the earnout liability as a critical audit matter. The fair value of the earnout liability utilized a Monte Carlo simulation, which is a complex valuation model and required certain subjective estimates and assumptions related to revenue forecasts, discount rates and revenue volatility. Auditing the Monte Carlo simulation and these assumptions involved especially subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the reasonableness of the revenue forecasts by comparing the projections to historical results and the forecasts of peer companies.

•	Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the appropriateness of the Company’s methodology used in estimating the fair value and the reasonableness of the discount rates and revenue volatility, by developing independent estimates using market data.

Classification of Warrants and Series G Convertible Preferred Stock

As described in Note 8 to the consolidated financial statements, the Company entered into a series of agreements to issue approximately 24,956 shares of Series G Convertible Preferred Stock, Series G Purchasers Warrants to purchase an aggregate of 4,352,774 shares of Common Stock, and Class A Purchasers Warrants to purchase an aggregate of 170,697 shares of Common Stock. At issuance, the Series G Convertible Preferred Stock was classified as mezzanine equity, the Class A Purchasers Warrants were classified as equity, and the Series G Purchasers Warrants were classified as liabilities.  On June 16, 2025, the Series G Purchasers Warrants were reclassified from liabilities to equity.

We identified the evaluation of the financial statement classification of the Series G Convertible Preferred Stock, Series G Purchasers Warrants, and Class A Purchasers Warrants as a critical audit matter. Auditing the Company’s evaluation of certain provisions within the relevant agreements for the assessment of the financial statement classification for these financial instruments involved especially complex auditor judgments, including the extent of effort and expertise needed.

The primary procedures we performed to address this critical audit matter included:

•	Utilizing firm personnel with expertise in the relevant technical accounting to assist in (i) evaluating relevant terms of the relevant agreements in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Troy, MI

Auditor Firm ID 243

September 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of LightPath Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 2 and 17, the accompanying consolidated balance sheet of LightPath Technologies, Inc. (the “Company”) as of June 30, 2024, and the related consolidated statement of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 2 and 17, present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and the results of its operations and its cash flows for the year ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor from 2017 to 2024.

/s/ MSL, P.A.

Orlando, Florida

September 19, 2024

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	June 30,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$4,877,036	$3,480,268
Trade accounts receivable, net of allowance of $24,495 and $25,676	9,455,310	4,928,931
Inventories, net	12,858,838	6,551,059
Prepaid expenses and deposits	1,142,661	445,900
Other current assets	40,150	131,177
Total current assets	28,373,995	15,537,335

Property and equipment, net	15,864,061	15,210,612
Operating lease right-of-use assets	7,429,378	6,741,549
Intangible assets, net	15,987,923	3,650,739
Goodwill	13,753,921	6,764,127
Deferred tax assets, net	22,571	123,000
Other assets	73,917	59,602
Total assets	$81,505,766	$48,086,964
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,421,430	$3,231,713
Accrued liabilities	5,686,396	1,911,867
Accrued payroll and benefits	2,359,152	1,446,452
Operating lease liabilities, current	1,254,062	1,059,998
Loans payable, current portion	172,567	209,170
Finance lease obligation, current portion	206,518	177,148
Total current liabilities	17,100,125	8,036,348

Deferred tax liabilities, net	152,760	326,197
Accrued liabilities, noncurrent	823,000	611,619
Finance lease obligation, less current portion	421,363	528,753
Operating lease liabilities, noncurrent	8,326,250	8,058,502
Loans payable, less current portion	4,804,990	325,880
Total liabilities	31,628,488	17,887,299

Commitments and Contingencies - Note 15

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 24,956 shares issued and outstanding	$34,232,510	—

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 42,949,307 and 39,254,643 shares issued and outstanding	429,493	392,546
Additional paid-in capital	244,953,346	245,140,758
Accumulated other comprehensive income	978,686	509,936
Accumulated deficit	(230,716,757)	(215,843,575)
Total stockholders’ equity	15,644,768	30,199,665
Total liabilities, convertible preferred stock and stockholders’ equity	$81,505,766	$48,086,964

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended June 30,
	2025	2024
Revenue, net	$37,202,630	$31,726,192
Cost of sales	27,072,516	23,094,946
Gross profit	10,130,114	8,631,246
Operating expenses:
Selling, general and administrative	15,814,627	12,297,383
New product development	3,063,772	2,400,420
Amortization of intangible assets	1,414,817	1,635,523
Change in fair value of acquisition liabilities	1,560,445	—
Loss on disposal of property and equipment	99,334	124,584
Total operating expenses	21,952,995	16,457,910
Operating loss	(11,822,881)	(7,826,664)
Other income (expense):
Interest expense, net	(1,118,213)	(191,862)
Loss on extinguishment of debt	(418,502)	—
Change in fair value of warrant liability	(1,353,716)	—
Other income (expense), net	(122,080)	78,670
Total other income (expense), net	(3,012,511)	(113,192)
Loss before income taxes	(14,835,392)	(7,939,856)
Income tax provision	37,790	67,490
Net loss	$(14,873,182)	$(8,007,346)
Foreign currency translation adjustment	468,750	(96,600)
Comprehensive loss	$(14,404,432)	$(8,103,946)
Loss per common share (basic)	$(0.36)	$(0.21)
Number of shares used in per share calculation (basic)	40,874,068	37,944,935
Loss per common share (diluted)	$(0.36)	$(0.21)
Number of shares used in per share calculation (diluted)	40,874,068	37,944,935

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2023	—	—	37,344,739	$373,447	$242,808,771	$606,536	$(207,836,229)	$35,952,525
Issuance of common stock for:	—	—
Employee Stock Purchase Plan	—	—	30,447	304	39,373	—	—	39,677
Exercise of stock options, RSUs & RSAs, net	—	—	945,188	9,452	(9,452)	—	—	—
Issuance of common stock under public equity placement	—	—	585,483	5,855	800,477	—	—	806,332
Issuance of common stock for acquisition of Visimid	—	—	348,786	3,488	482,566	—	—	486,054
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	1,019,023	—	—	1,019,023
Foreign currency translation adjustment	—	—	—	—	—	(96,600)	—	(96,600)
Net loss	—	—	—	—	—	—	(8,007,346)	(8,007,346)
Balances at June 30, 2024	—	—	39,254,643	392,546	245,140,758	509,936	(215,843,575)	30,199,665
Issuance of preferred stock under private equity placement, net of fees	24,956	19,481,376	—	—	—	—	—	—
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	9,369	93	14,292	—	—	14,385
Exercise of stock options, RSUs & RSAs, net	—	—	593,791	5,938	(2,763)	—	—	3,175
Shares issued as compensation	—	—	49,000	490	89,180	—	—	89,670
Issuance of common stock for acquisition of Visimid	—	—	382,253	3,823	710,123	—	—	713,946
Issuance of common stock for acquisition of G5	—	—	1,972,501	19,725	4,852,343	—	—	4,872,068
Issuance of common stock under private equity placement, net of fees	—	—	687,750	6,878	1,584,014	—	—	1,590,892
Issuance of warrants under private equity placement, net of fees	—	—	—	—	177,445	—	—	177,445
Preferred cumulative dividends plus accretion	—	14,751,134	—	—	(14,751,134)	—	—	(14,751,134)
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	953,795	—	—	953,795
Reclassification of warrant liability	—	—	—	—	6,185,293	—	—	6,185,293
Foreign currency translation adjustment	—	—	—	—	—	468,750		468,750
Net loss	—	—	—	—	—	—	(14,873,182)	(14,873,182)
Balances at June 30, 2025	24,956	$34,232,510	42,949,307	$429,493	$244,953,346	$978,686	$(230,716,757)	$15,644,768

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,873,182)	$(8,007,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,149,240	4,048,409
Interest from amortization of loan issuance costs	213,829	—
Amortization of fair value of loan	71,215	—
Loss on extinguishment of debt	418,502	—
Change in fair value of warrant liability	1,353,716	—
Change in fair value of acquisition earnout liabilities	1,560,445	—
Loss on disposal of property and equipment	94,860	124,584
Stock-based compensation on stock options, RSUs & RSAs, net	1,043,464	1,019,023
Provision for credit losses	(3,014)	(4,426)
Change in operating lease assets and liabilities	(273,624)	183,393
Inventory write-offs to allowance	143,362	136,676
Deferred taxes	(221,977)	(121,803)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(2,626,267)	1,498,698
Other current assets	91,027	(131,177)
Inventories	(1,385,690)	960,739
Prepaid expenses and deposits	(325,915)	133,810
Accounts payable and accrued liabilities	2,238,619	680,457
Net cash (used in) provided by operating activities	(8,331,390)	521,037

Cash flows from investing activities:
Purchase of property and equipment	(1,262,302)	(2,182,805)
Proceeds from sale of equipment	10,648	—
Proceeds from sale-leaseback of equipment	—	364,710
Acquisition of G5	(18,486,669)	—
Acquisition of Visimid, net of cash acquired	—	(847,141)
Net cash used in investing activities	(19,738,323)	(2,665,236)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,175	—
Proceeds from sale of common stock from Employee Stock Purchase Plan	14,385	39,677
Proceeds from issuance of common stock under public equity placement	—	806,332
Proceeds from issuance of common stock under private equity placement, net of fees	437,725	—
Proceeds from issuance of preferred stock under private equity placement, net of fees	18,675,026	—
Proceeds from issuance of warrants under private equity placement, net of fees	4,620,561	—
Deferred payment for acquisition of Visimid	(125,000)	—
Borrowings on loans payable	6,659,596	278,926
Loan issuance costs	(597,465)	—
Payments on loans payable	(204,100)	(2,459,474)
Repayment of finance lease obligations	(187,626)	(131,901)
Net cash provided by (used in) financing activities	29,296,277	(1,466,440)
Effect of exchange rate on cash and cash equivalents	170,204	(53,583)
Change in cash, cash equivalents and restricted cash	1,396,768	(3,664,222)
Cash, cash equivalents and restricted cash, beginning of period	3,480,268	7,144,490
Cash, cash equivalents and restricted cash, end of period	$4,877,036	$3,480,268

Supplemental disclosure of cash flow information:
Interest paid in cash	$273,476	$196,541
Income taxes paid	$206,121	$166,858
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$93,048	$396,058
Operating right-of-use assets acquired in exchange for operating lease liabilities	—	$92,136
Issuance of common stock for acquisition of Visimid	$713,946	$486,054
Issuance of common stock for acquisition of G5	$4,872,068	—
Accrual of earnout consideration for acquisiton of G5	$3,536,471	—
Extinguishment of debt in exchange for common stock, preferred stock, warrants and a note	$3,057,110	—

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

In February 2025, we acquired G5 Infrared LLC, a New Hampshire limited liability company (“G5 Infrared”). G5 Infrared is a vertically-integrated manufacturer of infrared camera systems and imaging solutions, specializing in advanced thermal imaging technology and long-range mission-critical detection solutions. G5 Infrared’s existing revenue and future growth pipeline are driven by established multi-year contracts and multiple defense programs of record in shipboard long-range surveillance, border security, and counter unmanned aerial systems (“C-UAS”) systems, as well as recurring federal, naval, and law enforcement programs. Additionally, G5 Infrared is a provider of infrared coatings, including for materials such as LightPath’s BlackDiamond (“BlackDiamond”) glass. G5 Infrared operates from a manufacturing facility in Hudson, New Hampshire. We believe that this acquisition strengthens LightPath’s position as a leader in infrared imaging by expanding the Company’s portfolio to include cooled infrared cameras. Management believes that the combination of LightPath and G5 Infrared creates a more robust, vertically-integrated solutions provider.

LightPath is a manufacturer of optical components, assemblies and sub-systems, including precision molded glass aspheric optics, infrared optics, thermal imaging assemblies, cameras and modules, and other optical components used in products that manipulate light. LightPath designs, develops and manufactures optical components and sub-system level lens assemblies utilizing advanced optical manufacturing processes, and integrated products such as infrared cameras that leverage those capabilities. LightPath products are incorporated into a variety of applications by customers in many industries, including defense products, border security, perimeter security, night vision systems, medical devices, laser aided industrial tools, automotive safety applications, telecommunications, machine vision and sensors, among others. Many of our optical assemblies and sub-systems consist of several products that we manufacture.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Inventories, which consist principally of raw materials, tooling, work-in-process and finished lenses, collimators and assemblies, are stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory costs include materials, labor and manufacturing overhead. Acquisition of goods from our vendors has a purchase burden added to cover customs, shipping and handling costs. Fixed costs related to excess manufacturing capacity are expensed when incurred. The Company looks at the following criteria for parts to consider for the inventory allowance: (i) items that have not been sold in two years and (ii) items that have not been purchased in two years. These items, as identified, are allowed for at 100%, as well as allowing 50% for other items deemed to be slow moving within the last twelve months and allowing 25% for items deemed to have low material usage within the last six months. Items of which we have excess supply are also reserved at 25% to 100%, depending on usage rates. The parts identified are adjusted for recent order and quote activity to determine the final inventory allowance.

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

Long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2025 and 2024. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, know-how/trade secrets and tradenames. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used.

Goodwill is tested for impairment on an annual basis, as of each fiscal year end, and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company may assess goodwill for impairment using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including global trade factors), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment may require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the Company determines the qualitative factors indicate that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is performed. Impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds is assessed fair value, not to exceed the carrying value of the goodwill of the reporting unit. The Company reviews its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating amortizable intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the amortizable intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future undiscounted cash flows. If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. The Company did not record any impairment of goodwill or amortizable intangible assets during the fiscal years ended June 30, 2025 or 2024.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on observed market data and other information available at the lease commencement date. The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company does not record leases on the Consolidated Balance Sheet with an initial term of one year or less. The Company does not separate lease and non-lease components but rather accounts for each separate component as a single lease component for all underlying classes of assets. Variable lease payments are expensed as incurred and are not included within the operating lease ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term.

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

Our cash, cash equivalents and restricted cash totaled approximately $4.9 million at June 30, 2025. Of this amount, approximately 25% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company. We accrue for the applicable Chinese withholding taxes on the portion of earnings that we intend to repatriate. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated. During fiscal years 2025 and 2024, we repatriated approximately $1.2 million and $1.4 million, respectively, from LPOIZ. As of June 30, 2025, LPOIZ had approximately $0.4 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2025. LPOI did not have any earnings available for repatriation as of the date of merger with LPOIZ.

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

Revenue recognition – See Note 4, Revenue, to these Consolidated Financial Statements for additional information.

VAT is computed on the gross sales price on all sales of the Company’s products sold in the People’s Republic of China and Latvia. The VAT rates range up to 21%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT receivables and payables on a net basis in the accompanying Consolidated Financial Statements. These amounts were not significant as of June 30, 2025 and 2024.

New product development costs are expensed as incurred.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

The respective carrying value of accounts receivable, account payable and accrued liabilities recorded on the Consolidated Balance Sheets approximated their fair values. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The fair value of the Company’s finance lease obligations and equipment loans payable approximate their carrying values, based upon current rates available to us.

The Company valued certain financial instruments issued in connection with the acquisition of G5 Infrared using Level 3 fair value measurements, including warrants, Series G Convertible Preferred stock and the Acquisition Notes (as defined below). See Note 8, Stockholders’ Equity, to these Consolidated Financial Statements for additional information regarding the valuation of the acquisition financing.

In connection with the acquisition of G5 Infrared, the Company also valued the earnout liability and the intangible assets acquired using Level 3 fair value methods. See Note 3, Acquisitions, to these Consolidated Financial Statements for additional information.

Other than as disclosed above, the Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Business segments. The Company operates in principally one reportable business segment. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for our fiscal year 2025, and has been applied retrospectively to all periods presented in the consolidated financial statements. See Note 17, Segment Reporting, to these Consolidated Financial Statements for additional information.

Recent accounting pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated income tax disclosures on an annual basis, including information on our effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We are evaluating the impact of ASU 2023-09 and expect the standard will only impact our income taxes disclosures with no material impact on our operating results, financial position, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of ASU 2024-03 and expect the standard will only impact our disclosures with no material impact on our operating results, financial position, or cash flows.

There are no other new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2025 that are expected to have a material impact on the Consolidated Financial Statements.

3. Acquisitions

Vismid Technologies

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

The Company’s consolidated financial statements reflect the financial results of Visimid beginning on the Visimid Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance to be issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares is based on the average closing price of the Company’s Class A common stock, $0.01 par value (“Class A Common Stock”), as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued; for the July 1, 2024 installment, 279,553 shares were issued; for the January 1, 2025 installment, 102,700 shares were issued; and for the July 1, 2025 installment, which was the final installment, 112,323 shares were issued.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Visimid Acquisition Date. Of this amount, $0.6 million was paid at closing, cash installments of $0.2 million and $0.1 million were paid in October 2023 and January 2024, respectively, per the terms of the purchase agreement, and the remaining cash and stock payments, including the estimated potential earnout, have been accrued and are included in Accrued liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2025. Certain of these acquisition liabilities are subject to fair value adjustments, for which $0.1 million of expense was recorded during the fiscal year ended June 30, 2025, and is included the “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The estimated fair values of the assets acquired and liabilities assumed were recorded as of the Visimid Acquisition Date. As part of the valuation analysis, the Company identified intangible assets, including customer relationships, customer backlog, trade secrets and tradenames. The customer backlog, customer relationships, trade secrets and tradenames were determined to have estimated values of approximately $0.5 million, $0.1 million, $0.9 million and $0.4 million, respectively, and estimated useful lives of 1 year for customer backlog, and 10 years for customer relationships, trade secrets and tradenames. The estimated fair value of identifiable intangible assets is determined primarily using the “income approach”, which requires a forecast of all future cash flows. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Visimid. The goodwill is not expected to be deductible for income tax purposes.

For the fiscal year ended June 30, 2024, the Company incurred approximately $98,000, in acquisition costs. These costs are included in the consolidated statements of comprehensive income (loss) in the line item entitled “Selling, general and administrative.” For the fiscal year ended June 30, 2025, the Company did not incur any additional acquisition costs.

Prior to the acquisition, the Company had a preexisting relationship with Visimid. The Company contracted Visimid for engineering services and purchased infrared camera cores from Visimid on an arms’ length basis. The Company had also partnered with Visimid for the development of the Mantis camera.

G5 Infrared

On February 18, 2025 (the “G5 Acquisition Date”), the Company acquired G5 Infrared pursuant to a Membership Interest Purchase Agreement (the “G5 MIPA”) by and among the Company, G5 Infrared, the G5 Infrared members through the purchase from the members thereof of all of the issued and outstanding membership interests of G5 Infrared (collectively, the “Sellers”), and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative.

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

The fair value of the aggregate consideration was approximately $27.1 million which consisted of (i) $20.3 million in cash, (ii) 1,972,501 shares of the Company’s Class A Common Stock and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the G5 MIPA. As of the G5 Acquisition Date, the preliminary estimate of fair value of consideration transferred consisted of the following:

Description	February 18, 2025
Cash consideration	$20,250,000
Net working capital adjustment	(423,871)
Equity portion of consideration	4,872,066
Earnout portion of consideration	3,536,471
Revenue clawback	(1,104,471)
Fair value of consideration transferred	$27,130,195

The fair value of the equity portion of the consideration was determined by multiplying the number of shares issued, 1,972,501, by the fair value of the Class A Common Stock on the G5 Acquisition Date, which was $2.47. The initial cash consideration at closing was subject to a net working capital adjustment, which was settled in June 2025. The G5 MIPA also included a provision for a clawback amount if G5 Infrared’s actual revenue for the 2024 calendar year was less than $17.3 million. This clawback amount was settled in June 2025 and is reflected in the determination of the purchase price.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Earnout payments of an aggregate of up to $23.0 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the G5 MIPA. If the targets are achieved during the respective periods, LightPath will (i) issue an aggregate number of shares of Class A Common Stock equal to 30% of the earnout payment divided by the average close price for the ten trading days immediately prior to the first anniversary of the earnout commencement date, as defined in the G5 MIPA, and (ii) pay additional cash consideration in an amount equal to 70% of the earnout payment, in each case to the former G5 Infrared members. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The portion of the earnout that will be settled in stock will also be accounted for as a liability since the achievement of targets adjusts the number of shares to be issued at settlement based on a variable other than the Company’s Class A Common Stock, and therefore it does not meet the criteria in ASC 480, Distinguishing Liabilities from Equity. The fair value of the earnout in the accompanying Consolidated Balance Sheet is calculated using a Monte Carlo valuation method, which involves assumptions of revenue and EBITDA forecasts, discount rates and revenue volatility. The earnout liability is subject to fair value measurement each reporting period. As of June 30, 2025, the earnout liability was adjusted to $5.0 million, an increase of $1.4 million, which is included in the “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the fiscal quarter ended June 30, 2025. The following table summarizes the allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the G5 Acquisition Date and the adjustments recognized during the measurement period:

Description	Preliminary as of March 31, 2025	Measurement Period Adjustments, Net	Final as of June 30, 2025
Assets:
Accounts receivable	$1,897,098	$-	$1,897,098
Inventory	5,065,451	-	5,065,451
Prepaid expenses and other current assets	363,413	-	363,413
Property and equipment	1,542,707	-	1,542,707
Operating lease right-of-use asset	463,985	-	463,985
Goodwill	2,977,344	4,012,450	6,989,794
Other intangible assets	19,295,000	(5,543,000)	13,752,000
Other assets	21,748	-	21,748
Total assets acquired	$31,626,746	$(1,530,550)	$30,096,196
Liabilities:
Accounts payable	1,981,164	-	1,981,164
Accrued liabilities	336,263	-	336,263
Operating lease liabilities, current	268,972	-	268,972
Deferred tax liabilities, noncurrent	1,174,650	(1,037,668)	136,982
Operating lease liabilities, noncurrent	242,620	-	242,620
Total liabilities assumed	$4,003,669	$(1,037,668)	$2,966,001
Net assets acquired	$27,623,077	$(492,882)	$27,130,195

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2025, primarily related to refined assumptions in the valuation of the earnout consideration, and intangible assets such as backlog, customer relationships and know-how intangible assets. Deferred tax liabilities were adjusted for the revised intangible asset values, and for the refined tax rate apportionment calculation. The net impact of the aforementioned adjustments resulted in an increase to goodwill.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Intangible assets –All intangible assets acquired in the acquisition of G5 Infrared are subject to amortization. The fair value of identifiable intangible assets acquired as of the G5 Acquisition Date is as follows:

Intangible Asset	Total	Useful Lives (Years)
Backlog	$361,000	1
Know-how	4,801,000	10
Tradename	3,450,000	15
Customer relationships	5,140,000	15
Total	$13,752,000

The fair value of intangible assets is estimated using the multi-period excess earnings approach for acquired customer relationships and the relief from royalty method for the acquired trade names and know-how. All of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, revenue forecasts, useful lives, royalty rates related to the tradenames and know-how intangible assets, and profitability assumptions related to customer relationships. The acquired intangible assets are not expected to be deductible for New Hampshire state income tax purposes, which resulted in a deferred tax liability of $1.1 million.

Goodwill – The $7.0 million of goodwill recognized is attributable to G5 Infrared’s market presence, the assembled workforce and established operating infrastructure. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 7, Goodwill and Intangible Assets, in these Notes to these Consolidated Financial Statements for further information.

Acquisition costs have been expensed as incurred. In connection with the acquisition of G5 Infrared, we recorded acquisition costs of $1.1 million and $0.6 million for the years ended June 30, 2025 and 2024, respectively, which were included in the “Selling, general and administrative expenses” line item in our Consolidated Statements of Operations.

Financial Results

Revenue and loss before income taxes of G5 Infrared included in our Consolidated Statement of Income (Loss) for the G5 Acquisition Date through June 30, 2025 was $5.6 million and $0.4 million, respectively.

Unaudited supplemental pro forma information

The following table presents unaudited pro forma financial results of the operations acquired with G5 Infrared. The pro forma results for the include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the loss on extinguishment of debt (as described in Note 14, Loans Payable, to these Consolidated Financial Statements). The pro forma results were prepared as if the acquisition was completed on the first day of our fiscal 2024, July 1, 2023. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of G5 Infrared been completed for the period presented, or which may be realized in the future.

	Year Ended June 30,
	2025	2024
Revenue	$49,733,817	$48,018,602

Income before taxes	$(9,520,465)	$(5,996,886)

4. Revenue

Product Revenue

The Company manufactures infrared imaging cameras, optical assemblies, optical components and infrared materials. Optical components include precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses, and other optical elements produced using other fabrication techniques. The Company designs, develops, manufactures, and distributes optical systems, assemblies and components utilizing advanced optical manufacturing processes, multidisciplinary engineering and manufacturing technologies, and assembly and integration services. The Company also provides engineering services and performs research and development for optical solutions for a wide range of optics markets.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was $0.5 million and $0.7 million as of June 30, 2025 and 2024, respectively, and is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

Nature of Products

Revenue from the sale of optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a defense customer which includes both product development and hardware deliverables where similar revenue recognition criteria are applied.

We categorize our products into four product groups: (i) infrared components, (ii) visible components, (iii) assemblies and modules, and (iv) engineering services.

Revenue by product group for the fiscal years ended June 30, 2025 and 2024 was as follows:

	Year Ended June 30,
	2025	2024
Infrared components	$14,310,589	$14,089,277
Visible components	11,736,549	11,233,737
Assemblies and modules	7,968,296	4,451,165
Engineering services	3,187,196	1,952,013
Total revenue	$37,202,630	$31,726,192

5. Inventories, net

The components of inventories include the following:

	June 30, 2025	June 30, 2024
Raw materials	$4,507,764	$3,112,428
Work in process	7,321,779	2,333,240
Finished goods	3,053,726	2,330,287
Allowance for obsolescence	(2,024,431)	(1,224,896)
	$12,858,838	$6,551,059

During fiscal years 2025 and 2024, the Company evaluated all allowed items and disposed of approximately $0.1 million of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $1.1 million and $1.4 million at June 30, 2025 and 2024, respectively.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

6. Property and Equipment, net

Property and equipment consist of the following:

	Estimated Lives (Years)	June 30, 2025	June 30, 2024
Manufacturing equipment	5 - 10	$24,257,063	$22,582,429
Computer equipment and software	3 - 5	1,449,494	970,494
Furniture and fixtures	5	398,800	349,932
Leasehold improvements	5 - 10	9,411,482	8,964,714
Construction in progress		1,536,968	646,217
Total property and equipment		37,053,807	33,513,786
Less accumulated depreciation and amortization		(21,189,746)	(18,303,174)
Total property and equipment, net		$15,864,061	$15,210,612

Depreciation and amortization expense related to property and equipment was $2.7 million and $2.4 million for the fiscal years ended June 30, 2025 and 2024, respectively.

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

The increase in goodwill during the year ended June 30, 2025 was due to the acquisition of G5 Infrared. See Note 3, Acquisitions, to these consolidated financial statements, for more information.

There have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Identifiable intangible assets were comprised of:

	Useful Lives (Years)	June 30, 2025	June 30, 2024
Customer relationships	10 - 15	$8,852,300	$3,712,300
Trade secrets	8 - 10	8,998,304	4,197,304
Tradenames	8 - 10	7,706,418	4,256,418
Backlog	1	824,525	463,525
Total intangible assets		26,381,547	12,629,547
Less accumulated amortization		(10,393,624)	(8,978,808)
Total intangible assets, net		$15,987,923	$3,650,739

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Future amortization of identifiable intangible assets is as follows:

Fiscal year ending:
June 30, 2026	1,666,728
June 30, 2027	1,441,103
June 30, 2028	1,441,103
June 30, 2029	1,441,103
June 30, 2030	1,441,103
After June 30, 2030	8,556,783
$15,987,923

8. Stockholders’ Equity

Effective January 31, 2024, the Company’s authorized capital stock increased from 55,000,000 to 105,000,000 shares, comprised of 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

Of the 5,000,000 shares of preferred stock authorized, the Board of Directors has previously designated:

•	250 shares of preferred stock as Series A Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A Common Stock and may not be reissued;
•	300 shares of preferred stock as Series B Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A Common Stock and may not be reissued;
•	500 shares of preferred stock as Series C Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A Common Stock and may not be reissued;
•	500,000 shares of preferred stock as Series D Preferred Stock, none of which have been issued;
•	500 shares of our preferred stock as Series F Preferred Stock, all previously outstanding shares of which have been previously redeemed or converted into shares of our Class A common stock and may not be reissued; and
•	35,111 shares of our preferred stock as Series G Convertible Preferred Stock.

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

Acquisition Financing

In conjunction with the financing of the acquisition of G5 Infrared, the Company designated a new series of preferred stock, Series G Convertible Preferred Stock, which is convertible into shares of Class A Common Stock. Concurrent with the entry into the G5 MIPA on February 13, 2025, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and North Run Capital, AIGH Investment Partners, LP, WVP Emerging Manager Offshore Fund LLC, the Lytton-Kambara Foundation and Alice W. Lytton Family LLC (collectively, the “Series G Purchasers”), (ii) a Class A Common Securities Purchase Agreement (the “Class A SPA”) by and between the Company and Lytton-Kambara Foundation (the “Class A Purchaser”), and (iii) and two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”) for total proceeds of approximately $32.2 million, inclusive of the conversion of the bridge promissory note (the “Bridge Note”) (see Note 14, Loans Payable), and before deducting offering expenses of $2.2 million incurred by the Company, which was used to fund, in part, the cash consideration payable in connection with the acquisition of G5 Infrared. Pursuant to the Securities Purchase Agreement, the Series G Purchasers purchased from the Company (i) an aggregate of approximately 24,956 shares of Series G Convertible Preferred Stock, (ii) warrants to purchase an aggregate of 4,352,774 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Series G Purchasers Warrants”), and (iii) the Acquisition Notes, which are convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold (see Note 14, Loans Payable). The Securities Purchase Agreement closed on February 18, 2025.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

At the closing of the Securities Purchase Agreement, the Company and the Series G Purchasers entered into a registration rights agreement, pursuant to which the Company agreed to register the shares of Class A Common Stock issuable upon the conversion of the Series G Convertible Preferred Stock (including those shares of Series G Convertible Preferred Stock that are issuable upon the conversion of the Acquisition Notes) and the Series G Purchasers Warrants (collectively, the “Registrable Securities”) under the Securities Act of 1933, as amended. The Company filed a registration statement covering the resale of such Registrable Securities on May 2, 2025, which became effective on May 12, 2025.

On June 16, 2025, the Company’s stockholders approved a proposal authorizing the issuance of shares of Class A Common Stock upon the conversion of the Series G Convertible Preferred Stock or the Series G Purchasers Warrants to the extent such issuances would result in an aggregate number of shares of Class A Common Stock exceeding 19.99% of the total shares of Class A Common Stock issued and outstanding as of the G5 Acquisition Date, in accordance with the rules and regulations of the Nasdaq Stock Market, LLC.

On February 13, 2025, the Company also entered into the Class A SPA with the Class A Purchaser, pursuant to which the Class A Purchaser purchased from the Company: (i) 455,192 shares of Class A Common Stock at a purchase price of approximately $2.15 per share, and warrants to purchase 37.5% of the number of shares, or 170,697 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Class A Purchaser's Warrants”); and (ii) 232,258 shares of Class A Common Stock at a purchase price of approximately $2.15 per share. The Class A Purchaser and its affiliate, Alice W. Lytton Family LLC, (collectively, the “Lytton Buyers”) were also among the Series G Purchasers in the Securities Purchase Agreement, and the Class A Purchaser was also the Lender of our Bridge Promissory Note (see Note 14, Loans Payable). In connection with the closing of Securities Purchase Agreement and the Class A SPA, the Company received $1.5 million in cash from the Lytton Buyers, and the remaining consideration was exchanged for the outstanding principal and accrued interest of the Bridge Note as of February 18, 2025 (see Note 14, Loans Payable). The Class A SPA closed on February 18, 2025.

The aggregate gross proceeds of $32.2 million were allocated first to the instruments issued in exchange for the Bridge Promissory Note outstanding, at fair value, as the instruments were issued in exchange for the Bridge Promissory Note outstanding, which was accounted for as an extinguishment as further detailed in Note 14, Loans Payable. Those instruments included Class A Common Stock, Class A Purchaser’s Warrants, Series G Purchaser Warrants, Series G Convertible Preferred Stock, and the Acquisition Note issued to the Lytton Buyers. The remaining proceeds were allocated to the remaining instruments as follows: (i) to the remaining Series G Purchasers Warrants at fair value as the Purchasers Warrants were initially recorded as liabilities, and (ii) the remaining proceeds, to the remaining Series G Convertible Preferred Stock, and Acquisition Notes issued on a relative fair value basis, by investor.

Warrants – The Company issued 4,352,775 Series G Purchasers Warrants in connection with the Securities Purchase Agreement and 170,697 Class A Purchaser’s Warrants in connection with the Class A SPA (collectively, the “Warrants”). The exercise price of the Warrants is $2.58 (the “Exercise Price”). The Exercise Price and the number of underlying shares of Class A Common Stock is subject to proportional adjustment in the event of customary stock splits, stock dividends, combinations or similar events. The Warrants became exercisable upon the issuance date and will expire on the six-year anniversary of issuance. A holder may not exercise any portion of the Warrants, to the extent that after giving effect to such issuance exercise, either (i) the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates would beneficially own in excess of 19.99%, or, if elected be such holder, a lesser percentage of the number of shares of the Class A Common Stock outstanding immediately after giving effect to the issuance of shares of Class A Common Stock issuable upon exercise of the Warrant, or (ii) the aggregate number of shares of Class A Common Stock issued upon exercise of the Warrant, the exercise of any other Warrants issued pursuant to the Securities Purchase Agreement, and upon conversion of Series G Convertible Preferred Stock, exceeds 6,055,606 shares, as adjusted to reflect any share splits, reverse share splits or similar recapitalizations that occur after the issuance date (the “Exchange Cap”).

The Series G Purchasers Warrants were initially not indexed to the Company’s own stock due to the Exchange Cap, as shareholder approval is not an input for determining the fair value of a fixed-for-fixed option on the Company’s Class A Common Stock. As such, the Series G Purchasers Warrants were initially classified as liabilities on the Consolidated Balance Sheets, with subsequent changes in the fair value of the warrant recorded in the change in fair value of warrant liability in other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). On June 16, 2025, the Purchasers Warrants were reclassified from liabilities to equity as a result of the action taken at a special meeting of the stockholders, which removed the Exchange Cap. The Class A Purchaser’s Warrants are indexed to the Company's own stock, and meet the criteria for equity classification. The Warrants are valued using the Black-Scholes-Merton pricing model, which includes assumptions of expected volatility.

Series G Convertible Preferred Stock – Based on an analysis of the Series G Convertible Preferred Stock, it was concluded that they are more akin to an equity-type instrument. Economic characteristics and risks of an equity-linked conversion option are clearly and closely related to an equity-type host; thus, the conversion option embedded in the Series G Convertible Preferred Stock do not require bifurcation or liability classification under ASC 815, Derivatives and Hedging. It also does not meet the definition of being mandatorily redeemable under ASC 480-10-20 because it does not embody an unconditional obligation to redeem the instrument. The Series G Convertible Preferred Stock is redeemable at the option of the holder after the 5 year Guaranteed Term, thus, it should be classified as mezzanine equity, outside of permanent equity. The Series G Convertible Preferred was valued using a Binomial Lattice Model which considers the ability of the Investor to convert the instrument into common stock at any time, and for the Company's call option and the Investor's put option which are available after 5 years. The model incorporates transaction details such as stock price, contractual conversion price, dividend yield, discount rates, expected volatility, market credit spread, estimated yield and investor exercise behavior. The Series G Convertible Preferred Stock bears dividends at a per annum rate of 6.5%. The Company elected to recognize any redemption value changes immediately as they occur and adjust the carrying amount to equal the redemption value at each reporting period.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Promissory Notes – The Acquisition Notes are convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold, and were recorded at fair value based on several probability weighted Binomial Lattice Models which considered the following outcomes: (i) the Company's EBITDA for the year ended December 31, 2025 would be less than approximately $4.9 million the (the “EBITDA target”) which would cause automatic conversion of the Notes into shares of Series G Convertible Preferred Stock at a price of $1,000 per share; (ii) the Company would chose to redeem the Acquisition Notes at a premium of 102% prior to the two year maturity date, or (iii) the Acquisition Notes will be repaid at maturity. The models incorporate transaction details such as stock price, contractual conversion price, dividend yield, discount rate, expected volatility, estimated yield, and the probability the Company will meet the EBITDA target. Refer to Note 14, Loans Payable, for further information regarding the Acquisition Notes.

Offering costs – The $2.0 million of estimated direct and incremental offering costs in connection with the Acquisition Financing, allocated based on the relative fair values of the warrants, Class A Common Stock, Series G Convertible Preferred Stock and the Acquisition Notes that comprise the offering. Issuance costs were allocated as follows: (i) $1.6 million allocated to the Series G Convertible Preferred Stock and the Class A Common Stock issued in conjunction with the Acquisition Financing were recorded as a reduction to temporary equity; (ii) $0.3 million allocated to the warrants were expensed, as the warrants were determined to be classified as a liability, initially; and (iii) $0.3 million allocated to the Acquisition Notes, which are deferred and will be expensed over the term of the Acquisition Notes using the effective interest method.

9. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended June 30,
	2025	2024
Pretax income (loss):
United States	$(14,118,076)	$(8,562,920)
Foreign	(717,316)	623,064
Loss before income taxes	$(14,835,392)	$(7,939,856)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2025	2024
Current:
Federal tax	$—	$—
State	22,168	3,800
Foreign	224,743	185,493
Total current	246,911	189,293

Deferred:
Federal tax	(30,752)	17,000
State	(5,798)	—
Foreign	(172,571)	(138,803)
Total deferred	(209,121)	(121,803)

Total income tax provision	$37,790	$67,490

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30,
	2025	2024

U.S. federal statutory tax rate	21.0%	21.0%

Income tax provision reconciliation:
Tax at statutory rate:	$(3,115,433)	$(1,667,370)
Net foreign income subject to lower tax rate	(60,104)	(99,300)
State income taxes, net of federal benefit	(475,224)	(299,233)
Valuation allowance	1,879,595	1,026,000
NOL expiration and adjustments	939,505	1,325,111
GILTI	192,980	—
Federal research and development credit expiration	206,467	—
Federal research and development and other credits	(225,532)	(150,873)
Rate change	14,759	—
Stock-based compensation	(66,682)	(4,134)
Other permanent differences	54,147	(64,794)
Acquisition financing	455,901	—
Prior year true-ups	237,411	2,083
	$37,790	$67,490

Income Tax Law of the People’s Republic of China

The Company’s Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2025 and 2024, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. The net deferred tax liability for LPOIZ is approximately $0.2 million and $0.4 million as of June 30, 2025 and 2024, respectively, primarily related to timing differences related to accelerated depreciation on fixed assets.

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

During the years ended June 30, 2025 and 2024, the Company declared and paid intercompany dividends of $1.1 million and $1.4 million, respectively, from LPOIZ, payable to the Company as its parent company. Accordingly, the Company paid and recorded income tax expense for Chinese withholding taxes of approximately $0.1 million and $0.2 million associated with these dividends during fiscal years 2025 and 2024, respectively. Accrued and unpaid withholding taxes were approximately $0.04 million as of both June 30, 2025 and 2024. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows as of June 30, 2025 and 2024, with fiscal year 2024 amounts reclassified from those previously reported to conform to current classification:

	Year Ended June 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$10,086,362	$9,544,000
Stock-based compensation	315,311	275,000
R&D and other credits	1,954,068	1,935,000
Capitalized R&D expenses	1,203,265	887,000
Inventories	331,725	200,698
Lease liability	2,149,965	2,096,540
Disallowed interest expense	200,821	87,000
Accrued expenses and other	540,585	69,000
Gross deferred tax assets	16,782,102	15,094,238
Valuation allowance for deferred tax assets	(13,963,557)	(12,083,000)
Total deferred tax assets	2,818,545	3,011,238
Deferred tax liabilities:
Depreciation and other	(321,825)	(602,895)
Right-of-use asset	(2,212,710)	(2,102,540)
Intangible assets	(414,199)	(509,000)
Total deferred tax liabilities	(2,948,734)	(3,214,435)
Net deferred tax assets (liabilities)	$(130,189)	$(203,197)

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s largest deferred tax asset is related to its U.S. federal net operating loss (“NOL”) carryforwards. In order to fully realize this deferred tax asset, the Company would need to generate future taxable income of approximately $41.0 million prior to the expiration of the carry-forwards, of which $17.7 million expire from 2026 through 2034 and $23.3 million have an indefinite life. The Company also has state NOL carryforwards of approximately $30.0 million, of which $14.8 million begin expiring in 2026 and approximately $15.2 million have an indefinite life.

Based on the weight of the available evidence, management has provided for a valuation allowance against the deferred tax assets of approximately $14.0 million at June 30, 2025, an increase of approximately $1.9 million as compared to June 30, 2024. The increase in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The U.S. net deferred tax asset of approximately $0.02 million results from federal and state tax credits with indefinite carryover periods. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

The utilization of the Company’s NOL carryforwards may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of NOL carryforwards in future years and possibly the expiration of certain NOL carryforwards before their utilization. The Company has performed a Sec. 382 study and concluded that there is no limitation under Section 382 as of June 30, 2025.

At June 30, 2025, in addition to NOL carryforwards, the Company also has research and development and other credit carryforwards of approximately $2.0 million, which will expire from 2026 through 2045.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years through June 2021, nor to corporate tax examination for through calendar year 2014 in China, and for fiscal years through June 2017 in Latvia. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

As required by the uncertain tax position guidance in ASC No. 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. The Company has not recognized a liability for uncertain tax positions. The Company’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect incudes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBB Act increases the BEAT rate from 10% to 10.5%.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

10. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s directors, officers, and key employees were granted stock-based compensation underthe Omnibus Plan, through October 2018 and after that date, the SICP. Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. At the Company’s 2018 Annual Stockholders Meeting, our stockholders approved the SICP under which an aggregate of 1,650,870 shares of our Class A Common Stock were authorized for issuance pursuant to awards granted thereunder. At the Company’s 2022 Annual Stockholders Meeting, and at the Company’s 2025 Special Meeting of Stockholders, our stockholders authorized an additional 2,100,000 shares and 4,000,000 shares, respectively, of our Class A Common Stock for issuance pursuant to awards granted thereunder. As of June 30, 2025, 4,184,925 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP expired on January 29, 2025. A new Employee Stock Purchase Plan (“2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The 2014 ESPP permitted employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A Common Stock on specified dates (June 30 and December 31). In no event could any participant purchase more than $25,000 worth of shares of Class A Common Stock in any calendar year and an employee could not purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $400 and $4,000 for each of the fiscal years ended June 30, 2025 and 2024, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

These plans are summarized below:

Equity Compensation Arrangement	Award Shares Authorized	Outstanding at June 30, 2025	Available for Issuance at June 30, 2025
SICP (or Omnibus Plan)	11,215,625	1,923,484	4,184,925
2025 ESPP	400,000	—	400,000
	11,615,625	1,923,484	4,584,925

Grant Date Fair Values and Underlying Assumptions; Contractual Terms —The Company estimates the fair value of each equity option as of the date of grant. The Company uses the Black-Scholes-Merton pricing model. The 2014 ESPP fair value was the amount of the discount the employee obtained at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the years ended June 30, 2025 and 2024. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended June 30,
	2025	2024
Weighted-average expected volatility	74.0%	74.0%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	4.09%	3.98%
Weighted-average expected term, in years	7.50	7.49

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Information Regarding Current Share-Based Payment Awards — A summary of the activity for share-based payment awards in the years ended June 30, 2025 and 2024 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2023	534,462	$2.03	6.1	1,596,222	1.1	101,733	0.7

Granted	28,736	$1.74		543,305		270,070
Exercised	(3,000)	$1.38		(843,246)		(191,007)
Cancelled/Forfeited	(6,509)	$1.45		(46,149)		(19,256)
June 30, 2024	553,689	$2.02	5.4	1,250,132	0.8	161,540	1.5

Granted	347,959	$2.23		234,615		182,352
Exercised	(133,078)	$1.97		(365,199)		(221,980)
Cancelled/Forfeited	(47,951)	$2.47		(38,595)		-
June 30, 2025	720,619	$2.10	7.2	1,080,953	0.6	121,912	1.2
Awards exercisable/
vested as of
June 30, 2025	372,660	$1.98	4.8	718,739	-	-	-

Awards unexercisable/ unvested as of
June 30, 2025	347,959	$2.23	9.8	362,214	0.6	121,912	1.2
	720,619			1,080,953		121,912

The intrinsic and fair values for share-based payment awards exercised and vested in the years ended June 30, 2025 and 2024 are presented below:

	Year Ended June 30,
	2025	2024
Intrinsic Value - Exercised
Stock Options	$216,473	$720
RSUs	831,188	1,051,976
RSAs	436,439	243,231

Fair Value - Vested
Stock Options	$42,938	$124,744
RSUs	1,280,694	660,449
RSAs	419,928	243,223

The intrinsic values of share-based payment awards outstanding and exercisable as of June 30, 2025 and 2024 are presented below:

	As of June 30,
	2025	2024
Stock Options	$409,082	$-
RSUs	2,213,716	740,062

As of June 30, 2025, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2026	$178,586	$103,709	$470,951	$753,246
June 30, 2027	178,586	49,346	110,083	338,015
June 30, 2028	146,784	-	18,252	165,036
	$503,956	$153,055	$599,286	$1,256,297

There was no unrecognized compensation expense related to the Company’s 2014 ESPP, as all purchases were settled in January 2025.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Acceleration of Vesting — The Company does not generally accelerate the vesting of any stock options, RSUs or RSAs, however in the case of retirements, the Board of Directors may accelerate vesting, which would accelerate expense recognition.

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the years ended June 30, 2025 and 2024, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss):

	Year Ended June 30,
	2025	2024
Stock options	$67,486	$94,124
RSAs	439,667	260,322
RSUs	536,311	664,577
Total	$1,043,464	$1,019,023

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
	2025	2024

Net loss	$(14,873,182)	$(8,007,346)
Accretion of dividends on Series G preferred	(14,751,134)	—
Net loss attributable to stockholders	$(29,624,316)	$(8,007,346)

Weighted-average common shares outstanding:
Basic number of shares	40,874,068	37,944,935
Diluted number of shares	40,874,068	37,944,935

Loss per common share:
Basic	$(0.72)	$(0.21)
Diluted	$(0.72)	$(0.21)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive. Potential dilutive shares for the Series G Convertible Preferred Stock, warrants and convertible notes were calculated based on the Exchange Cap in effect for the respective periods:

	Year Ended June 30,
	2025	2024
Options to purchase common stock	523,809	540,604
RSUs and RSAs	1,243,331	1,249,336
Series G convertible preferred & warrants	2,583,499	—
	4,350,639	1,789,940

12. Defined Contribution Retirement Plans

The Company provides retirement benefits to its U.S.-based employees through two defined contribution retirement plans. These benefits are offered under the LightPath Technologies Inc. 401(k) plan (the “LightPath Plan”) and the G5 Infrared, LLC 401(k) Plan (the “G5 Plan”). The LightPath Plan and the G5 Plan are defined 401(k) contribution plans, administered by third parties, that all U.S. employees, over the age of 18, are eligible to participate in after one month of employment. Under the LightPath Plan, the Company matches 100% of the first 2% of employee contributions. Under the G5 Plan, the Company matches 100% of the first 4% of employee contributions. The Company made matching contributions under these plans of approximately $0.2 million and $0.1 million during the years ended June 30, 2025 and 2024, respectively. The Company is in the process of merging these plans, which is legally required to be completed by December 31, 2025.

13. Leases

The Company has operating leases for its manufacturing and office space. The Company has a lease agreement for its corporate headquarters and manufacturing facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease was amended effective April 30, 2021 to expand the space and extend the lease term from April 30, 2022, to that certain date that is one hundred twenty-seven (127) months after the date the landlord completes certain work to be done at the leased premises. The landlord’s work was completed in August 2023, and accordingly the lease expires on March 31, 2034. Minimum rental rates for the extension term were established based on annual increases of approximately three percent (3%). Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended.

As of June 30, 2025, the Company, through its wholly-owned subsidiary, G5 Infrared, has a lease agreement for a manufacturing and office facility in Hudson, New Hampshire, which expires November 30, 2026. The Company’s wholly-owned subsidiary, Visimid, has a lease agreement for a manufacturing and office facility in Plano, Texas, which expires October 31, 2026. On July 7, 2025, Visimid entered into a lease agreement for another manufacturing and office facility in Plano, Texas, which commenced September 1, 2025 for a five-year term. The existing facility will be relocated to this larger facility.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

The Company’s wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China, which expires December 31, 2027. The Company, through ISP’s wholly-owned subsidiary ISP Latvia, has two lease agreements for a manufacturing and office facility in Riga, Latvia, which leases expire December 31, 2030.

The Company’s facility leases are classified as operating leases. The operating leases for facilities are non-cancelable, expiring in 2026 to 2034. The Company includes options to renew (or terminate) in the lease term, and as part of the ROU assets and lease liabilities, when it is reasonably certain that the Company will exercise that option.

At June 30, 2025, the Company also has obligations under fourteen finance lease agreements, entered into during fiscal years 2023 through 2025, with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment. The finance leases for equipment in Riga, Latvia include financial covenants specific to ISP Latvia.

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

The Company received tenant improvement allowances pursuant to the Orlando Lease. In August 2023, we completed the construction of tenant improvements within the premises subject to our continuing lease for our Orlando facility, of which the landlord provided $2.4 million in tenant improvement allowances. The allowances are included in leasehold improvements and operating lease liabilities and the amount is being amortized over the corresponding lease term. We funded the balance of the tenant improvement costs of approximately $3.7 million.

The components of lease expense were as follows:

	Year Ended June 30,
	2025	2024
Operating lease cost	$1,051,861	$947,154
Finance lease cost:
Depreciation of lease assets	171,664	95,546
Interest on lease liabilities	66,608	39,972
Total finance lease cost	238,272	135,518
Total lease cost	$1,290,133	$1,082,672

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2025	June 30, 2024
Assets:
Operating lease assets	Operating lease assets	$7,429,378	$6,741,549
Finance lease assets	Property and equipment, net(1)	920,569	1,063,768
Total lease assets		$8,349,947	$7,805,317

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,254,062	$1,059,998
Finance leases	Finance lease liabilities, current	206,518	177,148

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,326,250	8,058,502
Finance leases	Finance lease liabilities, less current portion	421,363	528,753
Total lease liabilities		$10,208,193	$9,824,401

(1)	Finance lease assets are recorded net of accumulated depreciation of approximately $0.3 million and $0.1 million as of June 30, 2025 and 2024, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2025
Weighted Average Remaining Lease Term (in years)
Operating leases	8.0
Finance leases	2.8

Weighted Average Discount Rate
Operating leases	2.9%
Finance leases	7.0%

Supplemental cash flow information:

	Year Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,189,231	$932,122
Operating cash used for finance leases	$66,608	$39,972
Financing cash used for finance leases	$187,626	$131,901

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Future maturities of lease liabilities were as follows as of June 30, 2025:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2026	$250,289	$1,508,593
June 30, 2027	223,640	1,381,169
June 30, 2028	180,343	1,214,136
June 30, 2029	57,642	1,201,232
June 30, 2030	—	1,232,156
Thereafter	—	4,358,843
Total future minimum payments	711,914	10,896,129
Less imputed interest	(84,033)	(1,315,817)
Present value of lease liabilities	$627,881	$9,580,312

14. Loans Payable

As of June 30, 2025, loans payable consisted of two third-party equipment loans (as defined below) and the Acquisition Notes.

Acquisition Notes

On February 18, 2025, in connection with the closing of the Securities Purchase Agreement (see Note 3, Acquisition of G5 Infrared), we issued the Acquisition Notes. The Acquisition Notes accrue interest at the rate between 10-12% per annum (12% as of June 30, 2025), based on the ratio of indebtedness to EBIDTA of the Company, unless an event of default (as defined in the Acquisition Notes) occurs, at which time the Acquisition Notes would accrue interest at 15% per annum. The Company determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. At June 30, 2025, the net carrying value of the convertible promissory notes is $4.6 million, including unamortized debt discount and issuance costs of $0.6 million, and had an effective interest rate of 5.7%. The estimated fair value (Level 3) of the convertible promissory notes approximates its book value as of June 30, 2025.

The Acquisition Notes will mature on February 18, 2027, the second anniversary of the issuance date.

The Acquisition Notes will automatically convert into shares of Series G Convertible Preferred Stock, which are in turn convertible into Conversion Shares, if the EBITDA reported by the Company for the calendar year ending December 31, 2025, is less than approximately $4.9 million, which are in turn convertible into Conversion Shares (the “Automatic Note Conversion”). The Series G Convertible Preferred Stock is convertible into Class A Common Stock. The Company determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion (i) is indexed to the Company’s own stock, (ii) is settled in shares, not cash, and (iii) is only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions.

All or part of the Acquisition Notes may, unless converted under the Automatic Note Conversion, be redeemed by the Company prior to the maturity date at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon, provided that if the funds used for redemption were not generated internally by Company operations, the redemption amount will be multiplied by 102%. In addition, following an event of default or upon a change of control, the Purchaser may require the Company to redeem all or any portion of the Acquisition Notes. Notwithstanding anything to the contrary, upon any bankruptcy event of default, the Company will immediately pay the holder an amount in cash representing all outstanding principal and accrued and unpaid interest. The Company determined that these redemption features did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

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

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

Bridge Note

On August 6, 2024, we entered into the Bridge Note with Lytton-Kambara Foundation (the “Lender” and also the “Class A Purchaser”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3.0 million (the “Loan”). The Loan is subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to our placement agent, and certain expenses, the Company received net proceeds of $2.7 million. The Bridge Note was unsecured, bore interest at the rate of 12.5% per annum and had a 1-year term, maturing on August 6, 2025 (the “Maturity Date”), at which time the entire principal amount of the Bridge Note and all accrued but unpaid interest would have been due and payable in full.

The Bridge Note and related accrued interest were settled on February 18, 2025, in conjunction with financing for the acquisition of G5 Infrared and the closing of the Securities Purchase Agreement and Class A SPA (see Note 3, Acquisition of G5 Infrared) with the Lytton Buyers. The Bridge Note and $1.5 million of cash was exchanged for: (i) 687,750 shares of Class A Common Stock at a purchase price of approximately $2.15 per share issued in connection with the Class A Common Securities Purchase Agreement; (ii) approximately 1,957 shares of Series G Convertible Preferred Stock issued in connection with the Securities Purchase Agreement; (iii) warrants to purchase 512,091 shares of Class A Common Stock, with an exercise price of $2.58 per share, of which 170,697 were issued in connection with the Class A SPA and 341,394 were issued in connection with the Securities Purchase Agreement and (iii) an Acquisition Note in an aggregate principal amount of approximately $1.2 million issued in connection with the Securities Purchase Agreement. The exchange of the Bridge Note was accounted for as a debt extinguishment as the Conversion Option on the Acquisition Notes is substantive, the warrants, preferred stock, and common stock are equity classified and an exchange of debt for equity other than through an existing conversion feature is accounted for as an extinguishment. The loss on extinguishment of $0.4 million was computed as the difference between (i) the carrying value of the new instruments issued, including the Acquisition Note, the Series G Convertible Preferred Stock, Class A Common Stock, and Warrants. Prior to closing of the Securities Purchase Agreement and Class A SPA, the Lytton Buyers owned a de minimis amount the Company’s equity and therefore the loss was not an in-substance capital transaction and was recognized as a loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income (loss). Third-party costs totaling $0.3 million were recorded as issuance costs and are being amortized using the effective interest method over the term of the Acquisition Note.

Equipment Loans

In December 2020, ISP Latvia entered into an equipment loan with a third party (the “2020 Equipment Loan”), which is also a customer. The 2020 Equipment Loan is collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or approximately USD $0.3 million), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The 2020 Equipment Loan bears interest at a fixed rate of 3.3%. An additional 225,000 EUR (or approximately USD $0.3 million) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months.

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan totaled 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make prepayments to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.89% as of June 30, 2025).

Future maturities of loans payable are as follows:

	Acquisition Notes	Equipment Loans	Total
Fiscal year ending:
June 30, 2026	$—	$172,567	$172,567
June 30, 2027	5,195,205	115,252	5,310,457
June 30, 2028	—	76,834	76,834
Total payments	$5,195,205	$364,653	$5,559,858
Unamortized discount to fair value			(336,760)
Unamortized loan issuance costs			(245,541)
Loans payable			4,977,557
Less current portion			(172,567)
Non-current portion			$4,804,990

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

15. Contingencies

Legal

The Company from time to time is involved in various legal actions arising in the normal course of business. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

In April 2021, the Company terminated several employees of its China subsidiaries, LPOIZ and LPOI, including the General Manager, the Sales Manager, and the Engineering Manager, after determining that they had engaged in malfeasance and conduct adverse to our interests, including efforts to misappropriate certain of our proprietary technology, diverting sales to entities owned or controlled by these former employees and other suspected acts of fraud, theft and embezzlement. In connection with such terminations, the Company’s China subsidiaries engaged in certain legal proceedings with the terminated employees. The Company incurred various expenses associated with its investigation into these matters prior and subsequent to the termination of the employees and the associated legal proceedings. In December 2023, the Company recovered approximately $0.2 million in funds that had been recovered by the Chinese authorities, which is included in other income, net in the accompanying consolidated statements of comprehensive income (loss) for the year ended June 30, 2024. We do not expect to incur additional legal fees or consulting expenses in future periods as we have exhausted nearly all of our legal options and remedies.

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

As a purchaser of Germanium, we cannot provide any assurance that we will be able to obtain adequate supplies of Germanium, or that the timing or costs of obtaining such raw materials will be acceptable to us. We have taken proactive steps to minimize the orders we accept for Germanium products and therefore minimize our exposure to this risk, and are actively working with our customers to redesign their systems to use our BlackDiamond materials instead of Germanium-based materials. Additionally, we are actively collaborating with our customers to ensure those redesigned systems are tested and qualified as replacements for legacy Germanium-based systems. In some cases, such as complex defense and airborne systems, the re-qualification of such redesigned systems is a lengthy process that can take up to two years. In other systems such as commercial systems and also some specific defense systems, this is a faster process, that takes several months.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

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

16. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.0 million and $0.5 million as of June 30, 2025 and 2024, respectively. During the years ended June 30, 2025 and 2024, we also recognized net foreign currency transaction losses of approximately $0.1 million and gains of approximately $0.1 million, respectively, included in the accompanying consolidated statements of comprehensive income (loss) in the line item entitled “Other income, net.”

Revenues from foreign countries for the fiscal years ended June 30, 205 and 2024 as follows:

	Year Ended June 30,
	2025	2024
Revenues:
United States	$22,956,327	$19,289,711
Europe	9,096,444	7,987,135
China	2,912,179	2,513,781
Other Asian countries	1,004,132	1,190,410
Rest of world	1,233,548	745,155
	$37,202,630	$31,726,192

Long-lived assets located in foreign countries as of June 30, 2025 and 2024 are as follows:

	June 30, 2025	June 30, 2024
Long-lived assets:
United States	$45,982,722	$24,989,477
Latvia	4,848,441	4,961,741
China	2,300,608	2,615,410
	$53,131,771	$32,566,628

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

17. Segment Reporting

The Company has one reportable operating segment, the optics segment that is managed on a consolidated basis. The optics segment designs and manufactures products at locations in the U.S., Europe and Asia and manages the business activities on a consolidated basis. Our Chief Operating Decision Maker (“CODM”) is the chief executive officer. The chief operating decision maker assesses performance for the optics segment and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statements of comprehensive income (loss) as consolidated net loss. The types of products and services from which the optics segments derives its revenues is described in Note 4, Revenue. The accounting policies of the optics segment are the same as those described in Note 2, Significant Accounting Policies, to these Consolidated Financial Statements. The measure of segment assets is reported on the consolidated balance sheet as total assets. See Note 4, Revenue for detail about revenue by product and service group, and Note 16, Foreign Operations, for geographic information. See Note 18, Supplier and Customer Concentrations, for information about major customers.

The CODM uses consolidated net loss to evaluate income generated from segment assets, and to determine whether to invest in new capabilities related to this segment. The CODM monitors budget to actual results for revenue, gross profit, operating expenses and net loss on a consolidated basis. The CODM reporting package includes non-operating items to reconcile to net income. The following table represents the financial information regularly reviewed by the CODM, in addition to the Consolidated Financial Statements. Interest expense is reported on consolidated statements of comprehensive income (loss) as interest expense, net; depreciation and amortization expense, stock-based compensation expense, and total expenditures for long-lived assets are reported on the consolidated statement of cash flows.

	Optics Segment
	Year Ended June 30,
	2025	2024
Revenue	$37,202,630	$31,726,192
Cost of goods sold	27,072,516	23,094,946
Segment gross profit	10,130,114	8,631,246

Less:
Sales & marketing	3,153,185	2,055,822
General & administrative	6,560,277	5,145,411
Corporate	6,101,165	5,096,150
New product development	3,063,772	2,400,420
Loss on disposal of equipment	99,334	124,584
Amortization of intangible assets	1,414,817	1,635,523
Change in fair value of acquisition liabilities	1,560,445	—
Interest expense, net	1,118,213	191,862
Other non-operating income (expense)(1)	1,894,298	(78,670)
Provision for income taxes	37,790	67,490
Segment net loss	(14,873,182)	(8,007,346)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(14,873,182)	$(8,007,346)

(1) Other non-operating income (expense) includes loss on extinguishment of debt, change in fair value of warrant liability, and other income (expense), net, each of which is presented on the consolidated statements of comprehensive income (loss).

18. Supplier and Customer Concentrations

The Company utilizes a number of glass compositions in manufacturing its molded glass aspheres and lens array products. These glasses or equivalents are available from a large number of suppliers, including CDGM Glass Company Ltd., Ohara Corporation, and Sumita Optical Glass, Inc. Base optical materials, used in certain of the Company’s products, are manufactured and supplied by a number of optical and glass manufacturers. The Company also utilizes major infrared material suppliers located around the globe for a broad spectrum of infrared crystal and glass. Historically, the Company has sourced Germanium from suppliers located in Russia and China. At the start of the war in Ukraine, all purchases of Germanium from vendors in Russia ceased and the Company has been purchasing Germanium only from vendors in China. In 2023, China began imposing export restrictions on Germanium and has continued to increase those restrictions over time, as further described in Note 15, Contingencies, to these Consolidated Financial Statements. The Company believes that a satisfactory supply of such production materials will continue to be available, however, with longer lead times and higher prices for Germanium in particular, although there can be no assurance in this regard.

LIGHTPATH TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements (continued)

In fiscal year 2025, the Company had sales to three customers that comprised an aggregate of approximately 23% of its annual revenue, and 28% of its June 30, 2025 accounts receivable. Sales to these customers as a percentage of our fiscal year 2025 revenue include one customer at 9%, another customer at 7%, and the third customer at 6%. One of these customers comprised 18% of accounts receivable, a second customer comprised 7% of accounts receivable and a third customer comprised 3% of the accounts receivable balance as of June 30, 2025. It should be noted that one of those customers is a G5 Infrared customer, and does not reflect a full year of revenue and therefore has a higher concentration of accounts receivable than revenue. In fiscal year 2024, the Company had sales to three customers that comprised an aggregate of approximately 25% of its annual revenue, and 16% of its June 30, 2024 accounts receivable. Sales to these customers as a percentage of our fiscal year 2024 revenue include one customer at 12%, another customer at 7%, and the third customer at 6%. One of these customers comprised 11% of accounts receivable, a second customer comprised 3% of accounts receivable and a third customer comprised 1% of the accounts receivable balance as of June 30, 2024. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal year 2025, 38% of the Company’s net revenue was derived from sales outside of the U.S., with 91% of foreign sales derived from customers in Europe and Asia. In fiscal year 2024, 39% of the Company’s net revenue was derived from sales outside of the U.S., with 94% of foreign sales derived from customers in Europe and Asia.

19. Subsequent Event

On September 15, 2025, the Company entered into a Securities Purchase Agreement (the “Private Placement SPA”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), and Ondas Holdings Inc., a Nevada corporation (“Ondas,” together with Unusual Machines, the “Private Placement Buyers”), pursuant to which the Private Placement Buyers agreed to purchase from the Company an aggregate of 1,600,000 shares of Class A Common Stock (the “Private Placement Securities”) at a purchase price of $5.00 per share (the “Private Placement”). The Private Placement closed on September 16, 2025 and the Company received aggregate proceeds from the Private Placement of $8.0 million, before deducting estimated offering expenses of $0.1 million payable by the Company. The Company will use the proceeds from the Private Placement to fund for working capital and other general corporate purposes. The Private Placement SPA contains customary representations, warranties, covenants, conditions and indemnification obligations of the parties.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 25, 2025	By:	/s/ SHMUEL RUBIN
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN	September 25, 2025	/s/ ALBERT MIRANDA	September 25, 2025
Shmuel Rubin President & Chief Executive Officer (Principal Executive Officer)		Albert Miranda Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ M. SCOTT FARIS	September 25, 2025	/s/ THOMAS ELLIS	September 25, 2025
M. Scott Faris Director (Chairman of the Board)		Thomas Ellis Director

/s/ S. ERIC CREVISTON	September 25, 2025	/s/ JOSEPH MENAKER	September 25, 2025
S. Eric Creviston Director		Joseph Menaker Director

/s/ KIMBERLY CRIDER	September 25, 2025	/s/ DARCIE PECK	September 25, 2025
Kimberly Crider Director		Darcie Peck Director

S-1