Form 10-Q
period 2025-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2025-11-12
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

45,426,924 shares of Class A common stock, $0.01 par value, outstanding as of November [X], 2025.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements include, without limitation, statements regarding:

•	our intentions regarding the use of our earnings generated by our subsidiaries;

•	our belief that our acquisitions will align with our overall strategy;

•	our expectations regarding market growth potential and market conditions,including in international markets;

•	our belief that our product groups are aligned with our strategic direction, as well as our ability to focus on higher margin products;

•	our ability to remain competitive through differentiating technology;

•	the impact of trade actions on our operations and financial condition;

•	our ability to successfully create a sustainable annuity revenue stream;

•	our expectation that our existing contracts will be renewed in future quarters;

•	our expectations regarding the performance and demand of our products;

•	our anticipated timing for our ability to deliver hardware during fiscal 2026; and

•

any other statements regarding our plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts.

These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the impact of tariffs and other governmental trade restrictions, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2025. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)
	September 30,	June 30,
Assets	2025	2025
Current assets:
Cash and cash equivalents	$11,507,418	$4,877,036
Trade accounts receivable, net of allowance of $30,005 and $24,495	9,594,379	9,455,310
Inventories, net	12,862,173	12,858,838
Prepaid expenses and deposits	1,178,776	1,142,661
Other current assets	12,350	40,150
Total current assets	35,155,096	28,373,995

Property and equipment, net	15,016,029	15,864,061
Operating lease right-of-use assets	7,688,839	7,429,378
Intangible assets, net	15,537,398	15,987,923
Goodwill	13,753,921	13,753,921
Deferred tax assets, net	22,241	22,571
Other assets	86,726	73,917
Total assets	$87,260,250	$81,505,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,499,734	$7,421,430
Accrued liabilities	8,225,366	5,686,396
Accrued payroll and benefits	2,343,821	2,359,152
Operating lease liabilities, current	1,338,632	1,254,062
Loans payable, current portion	144,143	172,567
Finance lease obligation, current portion	202,328	206,518
Total current liabilities	17,754,024	17,100,125

Deferred tax liabilities, net	152,985	152,760
Accrued liabilities, noncurrent	4,500	823,000
Finance lease obligation, less current portion	370,422	421,363
Operating lease liabilities, noncurrent	8,440,693	8,326,250
Loans payable, less current portion	4,867,298	4,804,990
Total liabilities	31,589,922	31,628,488

Commitments and Contingencies

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 24,956 shares issued and outstanding	$34,232,510	$34,232,510

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting;
500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting;
94,500,000 shares authorized;
44,670,213 and 42,949,307 shares issued and outstanding	446,702	429,493
Additional paid-in capital	253,529,806	244,953,346
Accumulated other comprehensive income	1,071,069	978,686
Accumulated deficit	(233,609,759)	(230,716,757)
Total stockholders’ equity	21,437,818	15,644,768
Total liabilities, convertible preferred stock and stockholders’ equity	$87,260,250	$81,505,766

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended
	September 30,
	2025	2024
Revenue, net	$15,058,281	$8,400,381
Cost of sales	10,575,709	5,555,952
Gross profit	4,482,572	2,844,429
Operating expenses:
Selling, general and administrative	4,383,870	3,270,583
New product development	867,428	476,441
Amortization of intangible assets	450,524	395,776
Change in fair value of acquisition liabilities	1,282,529	—
Loss on disposal of property and equipment	3,999	78,437
Total operating expenses	6,988,350	4,221,237
Operating loss	(2,505,778)	(1,376,808)
Other expense:
Interest expense, net	(268,853)	(149,360)
Other expense, net	(37,101)	(80,941)
Total other expense	(305,954)	(230,301)
Loss before income taxes	(2,811,732)	(1,607,109)
Income tax provision	81,270	15,636
Net loss	$(2,893,002)	$(1,622,745)
Foreign currency translation adjustment	92,383	271,594
Comprehensive loss	$(2,800,619)	$(1,351,151)
Loss per common share (basic)	$(0.07)	$(0.04)
Number of shares used in per share calculation (basic)	43,287,933	39,561,480
Loss per common share (diluted)	$(0.07)	$(0.04)
Number of shares used in per share calculation (diluted)	43,287,933	39,561,480

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	24,956	$34,232,510	42,949,307	$429,493	$244,953,346	$978,686	$(230,716,757)	$15,644,768
Issuance of common stock for:	—	—
Exercise of stock options, RSUs & RSAs, net	—	—	8,583	86	(86)	—	—	—
Issuance of common stock under private equity placement	—	—	1,600,000	16,000	7,878,045	—	—	7,894,045
Issuance of common stock for acquisition of Visimid	—	—	112,323	1,123	348,877	—	—	350,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	349,624	—	—	349,624
Foreign currency translation adjustment	—	—	—	—	—	92,383	—	92,383
Net loss	—	—	—	—	—	—	(2,893,002)	(2,893,002)
Balances at September 30, 2025	24,956	$34,232,510	44,670,213	$446,702	$253,529,806	$1,071,069	$(233,609,759)	$21,437,818

Balances at June 30, 2024	—	—	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	8,232	82	10,290	—	—	10,372
Exercise of Stock Options, RSUs & RSAs, net	—	—	70,309	703	(703)	—	—	—
Issuance of common stock for acquisition of Visimid	—	—	279,553	2,796	318,562	—	—	321,358
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	264,475	—	—	264,475
Foreign currency translation adjustment	—	—	—	—	—	271,594	—	271,594
Net loss	—	—	—	—	—	—	(1,622,745)	(1,622,745)
Balances at September 30, 2024	—	—	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,893,002)	$(1,622,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218,948	989,562
Interest from amortization of loan issuance costs	38,312	45,833
Amortization of fair value of loan	52,544	—
Change in fair value of acquisition earnout liabilities	1,282,529	—
Loss on disposal of property and equipment	3,999	78,437
Stock-based compensation on stock options, RSUs & RSAs, net	359,661	264,475
Provision for credit losses	(5,390)	—
Change in operating lease assets and liabilities	(60,448)	(25,779)
Inventory write-offs to allowance	—	21,770
Deferred taxes	555	5,558
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(133,679)	(267,909)
Other current assets	27,800	128,959
Inventories	(3,335)	(260,915)
Prepaid expenses and deposits	127,786	(91,079)
Accounts payable and accrued liabilities	(1,159,122)	(966,368)
Net cash used in operating activities	(1,142,842)	(1,700,201)

Cash flows from investing activities:
Purchase of property and equipment	(77,014)	(79,732)
Proceeds from sale of equipment	—	10,648
Net cash used in investing activities	(77,014)	(69,084)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	—	10,372
Proceeds from issuance of common stock under private equity placement, net of fees	7,894,045	—
Deferred payment for acquisition of Visimid	—	(125,000)
Borrowings on loans payable	—	3,000,000
Loan issuance costs	—	(300,000)
Payments on loans payable	(57,107)	(53,695)
Repayment of finance lease obligations	(55,398)	(43,444)
Net cash provided by financing activities	7,781,540	2,488,233
Effect of exchange rate on cash and cash equivalents	68,698	81,421
Change in cash and cash equivalents	6,630,382	800,369
Cash and cash equivalents, beginning of period	4,877,036	3,480,268
Cash and cash equivalents, end of period	$11,507,418	$4,280,637

Supplemental disclosure of cash flow information:
Interest paid in cash	$177,963	$20,990
Income taxes paid	$56,282	$16,903
Supplemental disclosure of non-cash investing & financing activities:
Operating right-of-use assets acquired in exchange for operating lease liabilities	$435,733	—
Issuance of common stock for acquisition of Visimid	$350,000	$350,000

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

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of June 30, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies during the three months ended September 30, 2025, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

We valued certain financial instruments issued in connection with the acquisition of G5 Infrared (as defined below) using Level 3 fair value measurements, including warrants, Series G Convertible Preferred Stock (as defined below) and the Acquisition Notes (as defined below).

In connection with the acquisition of G5 Infrared, the Company also valued the earnout liability and the intangible assets acquired using Level 3 fair value methods. See Note 3, Acquisition of G5 Infrared, to these Condensed Consolidated Financial Statements for additional information.

Other than as disclosed above, the Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

3. Acquisition of G5 Infrared

In February 2025, the Company acquired G5 Infrared LLC, a New Hampshire limited liability company (“G5 Infrared”), pursuant to a Membership Interest Purchase Agreement (the “G5 MIPA”) by and among the Company, G5 Infrared, the members of G5 Infrared (collectively, the “Sellers”), and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative. The Company has acquired from the Sellers all of the issued and outstanding membership interests of G5 Infrared, which transaction closed on February 18, 2025 (the “G5 Acquisition Date”).

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

The fair value of the aggregate consideration was approximately $27.1 million which consisted of (i) $20.3 million in cash, (ii) 1,972,501 shares of the Company’s Class A common stock, $0.01 par value (“Class A Common Stock”) (at a value of $2.47 per share, which was the closing price on the G5 Acquisition Date), and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the G5 MIPA. As of the G5 Acquisition Date, the fair value of consideration transferred consisted of the following:

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

Earnout payments of an aggregate of up to $23.0 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the G5 MIPA. If the targets are achieved during the respective periods, LightPath will (i) issue an aggregate number of shares of Class A Common Stock equal to 30% of the earnout payment divided by the average close price for the ten trading days immediately prior to the first anniversary of the earnout commencement date, as defined in the G5 MIPA, and (ii) pay additional cash consideration in an amount equal to 70% of the earnout payment, in each case to the former G5 Infrared members. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The portion of the earnout that will be settled in stock will also be accounted for as a liability since the achievement of targets adjusts the number of shares to be issued at settlement based on a variable other than the Company’s Class A Common Stock, and therefore it does not meet the criteria in ASC 480, Distinguishing Liabilities from Equity. The fair value of the earnout in the accompanying Consolidated Balance Sheet is calculated using a Monte Carlo valuation method, which involves assumptions of revenue and EBITDA forecasts, discount rates and revenue volatility. Significant increases or decreases in any of those assumptions in isolation could result in a significantly higher or lower fair value measurement. The earnout liability is subject to fair value measurement each reporting period. As of September 30, 2025, the earnout liability was adjusted to $6.2 million, an increase of $1.3 million from June 30, 2025, which is included in the “Change in fair value of acquisition liabilities” in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss).

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

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2025, primarily related to refined assumptions in the valuation of the earnout consideration, and intangible assets such as backlog, customer relationships and know-how intangible assets. Deferred tax liabilities were adjusted for the revised intangible asset values, and for the refined tax rate apportionment calculation. The net impact of the aforementioned adjustments resulted in an increase to goodwill. There were no further adjustments during the fiscal quarter ended September 30, 2025.

Intangible assets – All intangible assets acquired in the acquisition of G5 Infrared are subject to amortization. The fair value of identifiable intangible assets acquired as of the G5 Acquisition Date is as follows:

Intangible Asset	Total	Useful Lives (Years)
Backlog	$361,000	1
Know-how	4,801,000	10
Tradename	3,450,000	15
Customer relationships	5,140,000	15
Total	$13,752,000

The fair value of intangible assets is estimated using the multi-period excess earnings approach for acquired customer relationships and the relief from royalty method for the acquired trade names and know-how. All of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, revenue forecasts, useful lives, royalty rates related to the trade names and know-how intangible assets, and profitability assumptions related to customer relationships. The acquired intangible assets are not expected to be deductible for New Hampshire state income tax purposes, which resulted in a deferred tax liability of $0.1 million.

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

Unaudited supplemental pro forma information

The following table presents unaudited pro forma financial results of the operations acquired with G5 Infrared. The pro forma results include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs. The pro forma results were prepared as if the acquisition was completed on the first day of our fiscal 2025, July 1, 2024. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of G5 Infrared been completed for the period presented, or which may be realized in the future.

Three Months Ended September 30, 2024
Revenue	$14,491,485

Income before taxes	$(909,606)

Acquisition Financing

In conjunction with the financing of the acquisition of G5 Infrared, the Company designated a new series of preferred stock, “Series G Convertible Preferred Stock”, which is convertible into shares of Class A Common Stock. Concurrent with the entry into the G5 MIPA on February 13, 2025, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and North Run Capital, AIGH Investment Partners, LP, WVP Emerging Manager Offshore Fund LLC, the Lytton-Kambara Foundation and Alice W. Lytton Family LLC (collectively, the “Series G Purchasers”), (ii) a Class A Common Securities Purchase Agreement by and between the Company and Lytton-Kambara Foundation (the “Class A Purchaser”), and (iii) two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”) for total proceeds of approximately $32.2 million, inclusive of the conversion of the bridge promissory note (the “Bridge Note”) (see Note 13, Loans Payable), and before deducting offering expenses of $2.2 million incurred by the Company, which was used to fund, in part, the cash consideration payable in connection with the acquisition of G5 Infrared. Pursuant to the Securities Purchase Agreement, the Series G Purchasers purchased from the Company (i) an aggregate of approximately 24,956 shares of Series G Convertible Preferred Stock, (ii) warrants to purchase an aggregate of 4,352,774 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Series G Purchasers Warrants”), and (iii) the Acquisition Notes, which are convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold (see Note 13, Loans Payable). The Securities Purchase Agreement closed on February 18, 2025.

4. Acquisition of Visimid Technologies

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Visimid Acquisition Date”).

The Company’s unaudited Condensed Consolidated Financial Statements reflect the financial results of Visimid beginning on the Visimid Acquisition Date. The purchase price included $1 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the balance issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025.  The number of shares was based on the average closing price of the Class A Common Stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued; for the July 1, 2024 installment, 279,553 shares were issued; for the January 1, 2025 installment, 102,700 shares were issued; and for the July 1, 2025 installment, 112,323 shares were issued, which was the final equity installment.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Visimid Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement. The balance of the estimated potential earnout, was accrued and is included in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2025.

5. Revenue

Product Revenue

We are a manufacturer of infrared imaging cameras, optical assemblies, optical components and infrared materials. Optical components include precision molded glass aspheric optics, molded and diamond-turned infrared aspheric lenses, and other optical elements produced using other fabrication techniques. We design, develop, manufacture, and distribute optical systems, assemblies and components utilizing advanced optical manufacturing processes, multidisciplinary engineering and manufacturing technologies, and assembly and integration services. We also provide engineering services and perform research and development for optical solutions for a wide range of optics markets.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $1.0 million and $0.5 million as of September 30, 2025 and June 30, 2025, respectively, and is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Nature of Products

Revenue from the sale of infrared cameras, optical components and assemblies is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time, generally upon shipment. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a defense customer which includes both product development and hardware deliverables where similar revenue recognition criteria are applied.

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024
Infrared components	$4,257,955	$2,610,884
Visible components	3,838,306	3,299,878
Assemblies and modules	5,859,498	1,093,668
Engineering services	1,102,522	1,395,951
Total revenue	$15,058,281	$8,400,381

6. Inventories

The components of inventories include the following:

	September 30, 2025	June 30, 2025
Raw materials	$6,606,212	$4,507,764
Work in process	5,457,125	7,321,779
Finished goods	3,184,185	3,053,726
Allowance for obsolescence	(2,385,349)	(2,024,431)
	$12,862,173	$12,858,838

During the three months ended September 30, 2024, the Company evaluated all allowed items and disposed of approximately $0.1 million of inventory items and wrote them off against the allowance for obsolescence. No inventory items were written off against the allowance for obsolescence during the three months ended September 30, 2025.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $0.8 million and $1.1 million as of September 30, 2025 and June 30, 2025, respectively.

7. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives (Years)	September 30, 2025	June 30, 2025
Manufacturing equipment	5 - 10	$24,629,571	$24,257,063
Computer equipment and software	3 - 5	1,452,964	1,449,494
Furniture and fixtures	5	409,963	398,800
Leasehold improvements	5 - 10	9,474,726	9,411,482
Construction in progress		1,066,226	1,536,968
Total property and equipment		37,033,450	37,053,807
Less accumulated depreciation and amortization		(22,017,421)	(21,189,746)
Total property and equipment, net		$15,016,029	$15,864,061

Depreciation expense was $0.8 million and $0.6 million for the three-month periods ended September 30, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets

There were no changes in the net carrying amount of goodwill during the three months ended September 30, 2025 and there have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Amortizable intangible assets were comprised of:

	Useful Lives (Years)	September 30, 2025	June 30, 2025
Customer relationships	10 - 15	$8,852,300	$8,852,300
Trade secrets	8 - 10	8,998,304	8,998,304
Tradenames	8 - 10	7,706,418	7,706,418
Backlog	1	824,525	824,525
Total intangible assets		26,381,547	26,381,547
Less accumulated amortization		(10,844,149)	(10,393,624)
Total intangible assets, net		$15,537,398	$15,987,923

Future amortization of intangible assets is as follows:

Fiscal year ending:
June 30, 2026 (remaining nine months)	$1,216,202
June 30, 2027	1,441,103
June 30, 2028	1,441,103
June 30, 2029	1,441,103
June 30, 2030	1,441,103
After June 30, 2030	8,556,784
$15,537,398

9. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,
	2025	2024
Loss before income taxes	$(2,811,732)	$(1,607,109)
Income tax provision	$81,270	$15,636
Effective income tax rate	-3%	-1%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2025 and 2024, income tax expense was primarily related to income taxes from our operations in China and Chinese withholding taxes on payments from our wholly-owned subsidiary, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2025 and June 30, 2025, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of September 30, 2025 and June 30, 2025 consist primarily of federal and state tax credits with indefinite carryover periods. The net deferred tax liabilities as of September 30, 2025 and June 30, 2025 are related to LPOIZ, primarily resulting from timing differences related to accelerated depreciation on fixed assets.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

On July 4, 2025, the One Big Beautiful Bill Act was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

The Company continues to assess the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with GAAP, the effects will be recognized in the period of enactment. While we do not currently anticipate that the provisions of OBBBA will have a material impact, we are currently evaluating any such impacts on a go-forward basis.

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2025, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025 are related to LPOIZ, primarily related to timing differences related to accelerated depreciation on fixed assets.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both September 30, 2025 and June 30, 2025. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited Condensed Consolidated Financial Statements.

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

10. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our 2002 Amended and Restated Omnibus Incentive Plan, as amended (the “2002 Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “2018 SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The 2018 SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 11,215,625 shares of our Class A Common Stock for issuance pursuant to awards granted under the 2002 Omnibus Plan or SICP. As of September 30, 2025, 4,158,204 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the 2018 SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three months ended September 30, 2025 and 2024, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,
	2025	2024
Stock options	$50,607	$146,979
RSAs	63,186	10,809
RSUs	242,829	106,687
Total	$356,622	$264,475

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A Common Stock through payroll deductions, subject to certain limitations. The discount for the three months ended September 30, 2024 was $1,100, included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP.  The 2014 ESPP expired in January 2025. A new Employee Stock Purchase Plan (“2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The first purchase of shares under the 2025 ESPP will occur immediately after the offering period ends December 31, 2025.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP and 2025 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2025 and 2024. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

Three Months Ended September 30, 2025
Weighted-average expected volatility	74.0%
Dividend yields	0%
Weighted-average risk-free interest rate	4.05%
Weighted-average expected term, in years	7.50

No stock options were granted during the three months ended September 30, 2024.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2025 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2025	720,619	$2.10	7.2	1,080,953	0.6	121,912	1.2

Granted	27,717	$4.17		—		8,583
Exercised	—			—		(8,583)
Cancelled/Forfeited	(9,579)	$1.74		—		—
September 30, 2025	738,757	$2.13	7.2	1,080,953	0.5	121,912	0.9
Awards exercisable/
vested as of
September 30, 2025	363,081	$1.99	4.7	718,739	—	—	—

Awards unexercisable/
unvested as of
September 30, 2025	375,676	$2.26	9.6	362,214	0.5	121,912	0.9
	738,757			1,080,953		121,912

As of September 30, 2025, there was approximately $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2026 (remaining nine months)	$145,855	$72,607	$228,122	$446,584
June 30, 2027	194,880	47,062	110,083	352,025
June 30, 2028	161,664	-	18,252	179,916
	$502,399	$119,669	$356,457	$978,525

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Class A Common Stock outstanding during each period presented. The computation of diluted earnings (loss) per share further assumes the potential dilutive effect of potential Class A Common Stock using the treasury-stock method and if-converted method, as applicable. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, the impact of conversion would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. The Series G Purchasers Warrants and the Series G Convertible Preferred Stock are participating securities as the holders of such instruments participate in the event a dividend is paid on the Company’s common stock, however the holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders. The computations for basic and diluted earnings (loss) per share of Class A Common Stock are described in the following table:

	Three Months Ended September 30,
	2025	2024

Net loss	$(2,893,002)	$(1,622,745)
Accretion of dividends on Series G preferred	—	—
Net loss attributable to stockholders	$(2,893,002)	$(1,622,745)

Weighted-average common shares outstanding:
Basic number of shares	43,287,933	39,561,480
Diluted number of shares	43,287,933	39,561,480

Loss per common share:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A Common Stock, as their effects would be anti-dilutive:

	Three Months Ended September 30,
	2025	2024
Options to purchase common stock	738,897	541,170
RSUs and RSAs	1,202,865	1,404,664
Series G convertible preferred & warrants	16,130,864	—
	18,072,626	1,945,834

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

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. One of our operating leases includes renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. The lease on the premises comprising our primary facility in Orlando, Florida (the “Orlando Facility”) was amended in April 2021, and again in September 2021, to expand the space.  The lease term was extended and will expire on March 31, 2034.

Our wholly-owned subsidiary, G5 Infrared, has a lease agreement for a manufacturing and office facility in Hudson, New Hampshire, which expires November 30, 2026. The Company’s wholly-owned subsidiary, Visimid, has a lease agreement for a manufacturing and office facility in Plano, Texas, which expires October 31, 2026. On July 7, 2025, Visimid entered into a lease agreement for another manufacturing and office facility in Plano, Texas, which commenced September 1, 2025 for a five-year term. The existing facility will be relocated to this larger facility.

Our wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China, which expires December 31, 2027. ISP’s wholly-owned subsidiary, ISP Latvia, has two lease agreements for a manufacturing and office facility in Riga, Latvia, which leases expire December 31, 2030.

The components of lease expense for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024
Operating lease cost	$253,318	$268,495
Finance lease cost:
Depreciation of lease assets	45,480	37,816
Interest on lease liabilities	17,030	14,062
Total finance lease cost	62,510	51,878
Total lease cost	$315,828	$320,373

Supplemental balance sheet information related to the leases as of September 30, 2025 and June 30, 2025 was as follows:

	Classification	September 30, 2025	June 30, 2025
Assets:
Operating lease assets	Operating lease assets	$7,688,839	$7,429,378
Finance lease assets	Property and equipment, net(1)	875,886	920,569
Total lease assets		$8,564,725	$8,349,947

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,338,632	$1,254,062
Finance leases	Finance lease liabilities, current	202,328	206,518

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,440,693	8,326,250
Finance leases	Finance lease liabilities, less current portion	370,422	421,363
Total lease liabilities		$10,352,075	$10,208,193

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $0.3 million as of both September 30, 2025 and June 30, 2025.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2025
Weighted Average Remaining Lease Term (in years)
Operating leases	7.7
Finance leases	3.0

Weighted Average Discount Rate
Operating leases	3.3%
Finance leases	8.6%

Supplemental cash flow information was as follows for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$313,766	$294,274
Operating cash used for finance leases	$17,030	$14,062
Financing cash used for finance leases	$55,398	$40,058

Future maturities of lease liabilities were as follows as of September 30, 2025:

Fiscal year ending:	Finance Leases	Operating Leases
June 30, 2026 (remaining nine months)	$183,232	$1,218,933
June 30, 2027	225,756	1,495,144
June 30, 2028	181,640	1,331,165
June 30, 2029	57,642	1,321,478
June 30, 2030	—	1,356,046
Thereafter	—	4,379,685
Total future minimum payments	648,270	11,102,451
Less imputed interest	(75,520)	(1,323,126)
Present value of lease liabilities	$572,750	$9,779,325

13. Loans Payable

As of September 30, 2025, loans payable consisted of two equipment loans and the Acquisition Notes, as defined in Note 3, Acquisition of G5 Infrared.

Acquisition Notes

On February 18, 2025, in connection with the acquisition of G5 Infrared, we executed and delivered the Acquisition Notes, effective as of the G5 Acquisition Date. The Acquisition Notes accrue interest at the rate between 10-12% per annum (12% as of September 30, 2025), based on the ratio of indebtedness to EBITDA of the Company, unless an event of default (as defined in the Acquisition Notes) occurs, at which time the Acquisition Notes would accrue interest at 15% per annum. We determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. At September 30, 2025, the net carrying value of the convertible promissory notes is $4.7 million, including unamortized debt discount and issuance costs of $0.5 million, and had an effective interest rate of 5.7%. The estimated fair value (Level 3) of the convertible promissory notes approximates its book value as of September 30, 2025.

The Acquisition Notes will mature on February 18, 2027, the second anniversary of the issuance date.

The Acquisition Notes will automatically convert into shares of Series G Convertible Preferred Stock, which are in turn convertible into shares of Class A Common Stock (as converted, the “Conversion Shares”), if the EBITDA reported by the Company for the calendar year ending December 31, 2025, is less than approximately $4.9 million (the “Automatic Note Conversion”). We determined that the  Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion is (i) indexed to the Company’s own stock, (ii) settled in shares instead of cash, and (iii) only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions.

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

Bridge Promissory Note

On August 6, 2024, we entered into the Bridge Note with Lytton-Kambara Foundation (the “Lender” and also the “Class A Purchaser”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3.0 million (the “Loan”). The Loan is subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to our placement agent, and certain expenses, the Company received net proceeds of $2.7 million. The Bridge Note was unsecured, bore interest at the rate of 12.5% per annum and had a 1-year term, maturing on August 6, 2025, at which time the entire principal amount of the Bridge Note and all accrued but unpaid interest would have been due and payable in full.

The Bridge Note and related accrued interest were settled on February 18, 2025, in conjunction with financing for the acquisition of G5 Infrared.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”).  The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan was 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.94% as of September 30, 2025).

Future maturities of loans payable are as follows:

	Acquisition Notes	Equipment Loans	Total
Fiscal year ending:
June 30, 2026	$—	$115,283	$115,283
June 30, 2027	5,195,205	115,439	5,310,644
June 30, 2028	—	76,959	76,959
Total payments	$5,195,205	$307,681	$5,502,886
Unamortized discount to fair value			(207,229)
Unamortized loan issuance costs			(284,216)
Loans payable			5,011,441
Less current portion			(144,143)
Non-current portion			$4,867,298

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.1 million and $1.0 million as of September 30, 2025 and June 30, 2025, respectively. We also recognized net foreign currency transaction losses of $0.04 million for both the three months ended September 30, 2025 and 2024, included in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents cash totaled approximately $11.5 million at September 30, 2025. Of this amount, approximately 15% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of September 30, 2025, LPOIZ had approximately $0.4 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2025.

Revenues from foreign countries for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025	2024
Revenues:
United States	$7,430,542	$5,865,639
Europe	5,789,120	1,281,260
China	1,210,874	629,417
Other Asian countries	379,611	210,231
Rest of world	248,134	413,834
	$15,058,281	$8,400,381

Long-lived assets located in foreign countries as of September 30, 2025 and June 30, 2025 are as follows:

	September 30, 2025	June 30, 2025
Long-lived assets:
United States	$45,223,294	$45,982,722
Latvia	4,685,744	4,848,441
China	2,196,116	2,300,608
	$52,105,154	$53,131,771

15. Segment Reporting

The Company has one reportable operating segment, the optics segment that is managed on a consolidated basis. The optics segment designs and manufactures products at locations in the U.S., Europe and Asia and manages the business activities on a consolidated basis. Our Chief Operating Decision Maker (“CODM”) is the chief executive officer. The CODM assesses performance for the optics segment and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statements of comprehensive income (loss) as consolidated net loss. The types of products and services from which the optics segment derives its revenues is described in Note 5, Revenue. The accounting policies of the optics segment are the same as those described in Note 2, Significant Accounting Policies, to these Condensed Consolidated Financial Statements. The measure of segment assets is reported on the consolidated balance sheet as total assets. See Note 5, Revenue, for detail about revenue by product and service group, and Note 14, Foreign Operations, for geographic information.

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

	Optics Segment
	Three Months Ended September 30
	2025	2024
Revenue	$15,058,281	$8,400,381
Cost of goods sold	10,575,709	5,555,952
Segment gross profit	4,482,572	2,844,429

Less:
Sales & marketing	822,209	646,024
General & administrative	2,326,007	1,318,170
Corporate	1,235,654	1,306,389
New product development	867,428	476,441
Loss on disposal of equipment	3,999	78,437
Amortization of intangible assets	450,524	395,776
Change in fair value of acquisition liabilities	1,282,529	—
Interest expense, net	268,853	149,360
Other income (expense), net	37,101	80,941
Provision for income taxes	81,270	15,636
Segment net loss	(2,893,002)	(1,622,745)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(2,893,002)	$(1,622,745)

16. Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2025, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding forward-looking statements.

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

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. We expanded our addressable market with the acquisition of ISP, a manufacturer of infrared optical components, in December 2016. Since 2020, our strategy has been to move up the value chain by producing optical assemblies, modules and simple cameras. The acquisition of Visimid in 2023 and the acquisition of G5 Infrared in 2025 were completed to enhance our abilities on cameras and sensors and speed our movement up the value chain in line with our strategy of value-add infrared systems.

Subsidiaries

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China, which was primarily engaged in sales and support functions. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s manufacturing facility (the “Zhenjiang Facility”) serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. Effective February 28, 2023, the legal entities of LPOI and LPOIZ were merged, with LPOIZ as the surviving company.

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

In July 2023, we acquired Visimid. Visimid is an engineering and design firm specializing in thermal imaging, night vision and internet of things applications. Visimid provides design and consulting services for U.S. Department of Defense contractors, commercial and industrial customers, and original equipment manufacturers for original new products. Visimid’s core competency is developing and producing custom thermal and night vision cores. Visimid’s facility is located in Plano, Texas.

In February 2025, we acquired G5 Infrared. G5 Infrared is a leading vertically-integrated manufacturer of high-performance infrared camera systems and imaging solutions, specializing in advanced thermal imaging technology and long-range mission-critical detection solutions. G5 Infrared’s existing revenue and future growth pipeline are driven by established multi-year contracts and multiple defense programs of record in shipboard long-range surveillance, border security, and counter unmanned aerial systems (“C-UAS”) systems, as well as recurring federal, naval, and law enforcement programs. Additionally, G5 Infrared is an industry-leading provider of cutting-edge advanced infrared coatings, including for materials such as LightPath’s BlackDiamond (“BlackDiamond”) glass. G5 Infrared operates from a state-of-the-art manufacturing facility in Hudson, New Hampshire. We believe that this acquisition strengthens LightPath’s position as a leader in infrared imaging by expanding the Company’s portfolio to include cooled infrared cameras. The combination of LightPath and G5 Infrared creates a more robust, vertically-integrated solutions provider.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2025.

Product Groups

We categorize our products into four product groups: (i) infrared components, (ii) visible components, (iii) assemblies and modules, and (iv) engineering services. G5 Infrared’s revenue is generally derived from infrared components (including coating services) and assemblies and modules.

Our infrared product group is comprised of both molded and turned infrared lenses using a variety of infrared glass materials. This product group also includes revenue from sales of our BlackDiamond glass materials, and G5 Infrared’s optical component and coating business. This product group includes both conventional and CNC ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Our assemblies and modules product group is comprised of both optical assemblies such as lens systems, and cameras, both in the form of camera modules and complete camera systems. Historically this product group also included optical fiber collimators and some visible lens assemblies, however those are now a very small part of our activity, making infrared cameras and assemblies the most dominant part of this group. Today, the majority of the revenue of this group is derived from cameras made in our Texas facility (uncooled camera systems and modules), cameras made in our New Hampshire facility (cooled cameras for long range surveillance and detection), and optical assemblies such as standard off the shelf lens assemblies, and custom lens assemblies, the latter of which are produced mainly in Orlando. This product group also includes revenue from camera repair services, primarily from G5 Infrared.

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

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that will transition the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass (“BlackDiamond”) and proprietary molding technologies, significantly increases our value add to customers. This transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid and the February 2025 acquisition of G5 Infrared, is positioning the Company for significant growth and higher profitability in coming years. These acquisitions have also added to our technological differentiators.

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

Further information about our strategic direction can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Results of Operations

Revenue

Revenue for the first quarter of fiscal 2026 was approximately $15.1 million, an increase of approximately $6.7 million, or 79%, as compared to approximately $8.4 million in the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue from infrared components was approximately $4.3 million in the first quarter of fiscal 2026, an increase of $1.6 million, or 63%, as compared to the same quarter of the prior fiscal year. The first quarter of fiscal 2026 includes $0.7 million of G5 Infrared sales of coating services and components.  The remaining $0.9 million increase in revenue is primarily due to an increase in sales to defense and industrial customers.

Revenue from the visible components product group for the first quarter of fiscal 2026 was $3.8 million, an increase of approximately $0.5 million, or 16%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Asia.

Revenue from assemblies and modules was approximately $5.9 million in the first quarter of fiscal 2026, an increase of approximately $4.8 million, or 436%, as compared to the same quarter of the prior fiscal year. The first quarter of fiscal 2026 includes $4.7 million of G5 Infrared sales of cameras and modules.

Revenue from engineering services decreased by approximately $0.3 million, or 21%, for the first quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year.  This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first quarter of fiscal 2026, the revenue recognized against this contract was less than in the first quarter of fiscal 2025.

Gross Profit

In the first quarter of fiscal 2026, gross profit was approximately $4.5 million, an increase of $1.6 million, or 58%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $10.6 million for the first quarter of fiscal 2026, compared to approximately $5.6 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 30% for the first quarter of fiscal 2026, compared to 34% for the same quarter of the prior fiscal year. Although the product group mix was generally more favorable in the first quarter of 2026, the first quarter of fiscal 2025 included certain non-recurring or end of life orders that had higher margins.

Selling, General and Administrative

In the first quarter of fiscal 2026, SG&A costs were approximately $4.4 million, an increase of approximately $1.1 million, or 34%, as compared to approximately $3.3 million in the same quarter of the prior fiscal year. The increase in SG&A costs is primarily due to the addition of G5 Infrared SG&A costs of $0.8 million, as well as an increase in sales and marketing spend to promote new products, including personnel costs, travel, advertising and tradeshows.

New Product Development

In the first quarter of fiscal 2026, new product development costs were approximately $0.9 million, an increase of approximately $0.4 million, or 82%, as compared to the same quarter of the prior fiscal year. This increase includes the addition of G5 Infrared product development costs, and additional engineering personnel, as well as an increase in materials and outside services utilized for development projects, primarily for infrared cores and camera systems.

Amortization of Intangibles

Amortization of intangibles increased by $0.1 million for the first quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. The increases are driven by the amortization of identifiable intangible assets associated with the acquisition of G5 Infrared, partially offset by decreases in amortization of intangible assets associated with prior acquisitions.

Other Income (Expense)

Interest expense, net, was approximately $0.3 million for the first quarter of fiscal 2026, as compared to $0.1 million for the same quarter of the prior fiscal year. The increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Acquisition Notes, executed in February 2025, which replaced the Bridge Note, executed in August 2024.

Other expense, net, was approximately $0.04 million for the first quarter of fiscal 2026, as compared to $0.1 million for the same quarter of the prior fiscal year, which includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year. We recognized foreign currency transaction losses of $0.04 million for both the first quarters of fiscal 2026 and 2025.

Income Taxes

Income tax expense was approximately $0.1 million for the first quarter of fiscal 2026, as compared to $0.01 million for the same quarter of the prior fiscal year. Income tax expense for these periods is primarily related to income taxes from our operations in China, including withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

Net Loss

Net loss for the first quarter of fiscal 2026 was approximately $2.9 million, or $0.07 basic and diluted loss per share, compared to $1.6 million, or $0.04 basic and diluted loss per share, for the same quarter of the prior fiscal year.The increase in net loss of approximately $1.3 million for the first quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, was primarily attributable to the change in fair value of acquisition liabilities for the earnout related to the acquisition of G5 Infrared.

Weighted-average common shares outstanding for the first quarter of fiscal 2026 were 43,287,933, basic and diluted, compared to 39,561,480, basic and diluted, in the same quarter of fiscal 2025. The increase in weighted-average basic common shares was primarily due to the Class A Common Stock issued in conjunction with the financing of the acquisition of G5 Infrared (refer to Note 3, Acquisition of G5 Infrared, in the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information). The increase is also attributable to the Private Placement (as defined below) of 1,600,000 shares of Class A Common Stock which closed in September 2025, the shares of Class A Common Stock issued in conjunction with the acquisition of Visimid, and the issuance of shares of Class A Common Stock underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

As of September 30, 2025, we had working capital of approximately $17.4 million and total cash and cash equivalents of approximately $11.5 million, of which, approximately 15% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of September 30, 2025, LPOIZ had approximately $0.4 million available for repatriation, based on earnings accumulated through December 31, 2024, the end of the most recent statutory tax year, that remained undistributed as of September 30, 2025.

As of September 30, 2025, loans payable consists of two third-party equipment loans and the Acquisition Notes. See Note 13, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 18, 2025, we announced the closing of the acquisition of G5 Infrared and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisition of G5 Infrared, in the accompanying unaudited Condensed Consolidated Financial Statements.

On September 15, 2025, the Company entered into a Securities Purchase Agreement (the “Private Placement SPA”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), and Ondas Holdings Inc., a Nevada corporation (“Ondas,” together with Unusual Machines, the “Private Placement Buyers”), pursuant to which the Private Placement Buyers agreed to purchase from the Company an aggregate of 1,600,000 shares of Class A Common Stock (the “Private Placement Securities”) at a purchase price of $5.00 per share (the “Private Placement”). The Private Placement closed on September 16, 2025 and the Company received aggregate proceeds from the Private Placement of $8.0 million, before deducting offering expenses of approximately $0.1 million payable by the Company. The Company intends to use the proceeds from the Private Placement to fund working capital and other general corporate purposes. The Private Placement SPA contains customary representations, warranties, covenants, conditions and indemnification obligations of the parties.

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

Cash Flows – Operating:

Cash used in operations was approximately $1.1 million for the first quarter of fiscal 2026, compared to approximately $1.7 million for the same period of the prior fiscal year.Cash used in operations for the first quarter of fiscal 2026 was primarily due to the decrease in accounts payable and accrued liabilities, while accounts receivable and inventory remained relatively flat. Cash used in operations for the first quarter of fiscal 2025 was largely driven by a decrease in accounts payable and accrued liabilities, coupled with increases in accounts payable and inventory.

Cash Flows – Investing:

During the first quarter of fiscal 2026, we expended approximately $0.1 million in investments in capital equipment, compared to approximately $0.1 million in the same period of the prior fiscal year.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $7.8 million for the first quarter of fiscal 2026, compared to approximately $2.5 million in the same period of the prior fiscal year. Cash provided by financing activities for the first quarter of fiscal 2025 primarily reflects the proceeds of $7.9 million from the Private Placement, offset by approximately $0.1 million in principal payments on our loans and finance leases. Cash provided by financing activities for the first quarter of fiscal 2025 primarily reflects the $2.7 million in net proceeds from the Bridge Note, plus approximately $10,000 in proceeds from the sale of Class A common stock under the 2014 ESPP, offset by approximately $94,000 in principal payments on our loans and finance leases.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2025.

How We Operate

We have continuing sales of two basic types: sales of standard product configurations  and sales of customized products or products developed specifically for a certain customer. In this latter type of business, we work with customers to help them determine optical specifications and then create certain optical designs for them, including complex multi-component, optical system or sub-system designs that we call “engineered solutions.” This is followed by “sampling” or prototyping small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity and longer-term revenue planning, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

•	Maintaining an optical design and new product sampling capability, including a high-quality and responsive optical design engineering staff, opto-mechanical engineering, and all related disciplines;

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the market to our current and potential customers looking for specific solutions to their needs. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of critical component(s) from foreign sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2025.

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

Our total backlog at September 30, 2025 was approximately $86.0 million, an increase of 130%, as compared to $37.4 million as of June 30, 2025. Backlog change rates for the last five fiscal quarters are:

Quarter	Total Backlog ($ 000)	Change From Prior Year End	Change From Prior Quarter End
Q1 2025	$20,542	7%	7%
Q2 2025	$19,767	3%	-4%
Q3 2025	$27,423	42%	39%
Q4 2025	$37,390	94%	36%
Q1 2026	$86,043	130%	130%

The acquisition of G5 Infrared added $5.6 million of backlog, as of the Acquisition Date, during the third quarter of fiscal 2025. As of September 30, 2025, backlog for G5 Infrared products was $64 million, compared to $16.6 million as of June 30, 2025. Included in the increase from June 30, 2025 to September 30, 2025 are approximately $40 million in orders from a leading global technology customer for advanced infrared camera systems expected to ship in calendar year 2026 and 2027 and approximately $7 million in orders from other customers. In addition to these G5 Infrared orders, LightPath orders contributed approximately $1.2 million to the increase in backlog during the first quarter of fiscal 2026. During the first quarter of fiscal 2026, we received a significant contract renewal for advanced infrared optics for a critical international military program. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders.We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three-month periods ended September 30, 2025 and 2024:

	(unaudited)
	Three Months Ended September 30,
	2025	2024
Revenue
Infrared components	$4,257,955	$2,610,884
Visible components	3,838,306	3,299,878
Assemblies and modules	5,859,498	1,093,668
Engineering services	1,102,522	1,395,951
Total revenue	$15,058,281	$8,400,381

Three months ended September 30, 2025

Our revenue increased by 79% in the first quarter of fiscal 2026 compared to the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue generated by the infrared components product group for the first quarter of fiscal year 2026 was $4.3 million, an increase of 63%, as compared to the same quarter of the prior fiscal year. The first quarter of fiscal 2026 includes $0.7 million of G5 Infrared sales of coating services and components.  The remaining $0.9 million increase in revenue is primarily due to an increase in sales to defense and industrial customers.

Revenue from the visible components product group for the first quarter of fiscal year 2026 was $3.8 million, an increase of 16%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Asia.

Revenue from assemblies and modules increased by $4.8 million, or 436%, for the first quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. The first quarter of fiscal 2026 includes $4.7 million of G5 Infrared sales of cameras and modules.

Revenue from engineering services decreased $0.3 million, for the first quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first quarter of fiscal 2026, the revenue recognized against this contract was less than in the first quarter of fiscal 2025.

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

We also calculate an adjusted EBITDA, which excludes, as applicable: (1) stock compensation expenses; (2) the loss on extinguishment of debt; (3) the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to the warrants; (4) the effect of non-cash income or expenses associated with the fair value adjustments  related to the acquisition earnout liabilities; and (5) the effect of foreign exchange gains or losses. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	(unaudited)
	Three Months Ended September 30,
	2025	2024
Net loss	$(2,893,002)	$(1,622,745)
Depreciation and amortization	1,218,948	989,562
Income tax provision	81,270	15,636
Interest expense	268,853	149,360
EBITDA	$(1,323,931)	$(468,187)
Stock-based compensation	359,661	264,475
Change in fair value of acquisition liabilities	1,282,529	—
Foreign exchange loss (gain)	42,543	35,504
Adjusted EBITDA	$360,802	$(168,208)
% of revenue	2%	-2%

Our adjusted EBITDA for the quarter ended September 30, 2025 was approximately $0.4 million, compared to a loss of $0.2 million for the same quarter of the prior fiscal year. The increase in adjusted EBITDA in the first quarter of fiscal 2026 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2025, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

10.1

Securities Purchase Agreement, dated September 15, 2025, by and between LightPath Technologies, Inc., Unusual Machines, Inc. and Ondas Holdings Inc. which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 15, 2025, and is incorporated herein by reference thereto.

10.2

Form of Registration Rights Agreement, by and between LightPath Technologies, Inc., Unusual Machines, Inc. and Ondas Holdings Inc. which was filed as Exhibit 10.2 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 15, 2025, and is incorporated herein by reference thereto.

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

LIGHTPATH TECHNOLOGIES, INC.

Date: November 11, 2025	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 11, 2025	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer

