Form 10-Q
period 2025-12-31
LIGHTPATH TECHNOLOGIES INC
filed 2026-02-11
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

57,708,603 shares of Class A common stock, $0.01 par value, outstanding as of  February 9, 2026.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Index

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements include, without limitation, statements regarding:

●	our intentions regarding the use of our earnings generated by our subsidiaries;

●	our belief that our acquisitions will align with our overall strategy;

●	our expectations regarding market growth potential and market conditions, including in international markets;

●	our belief that our product groups are aligned with our strategic direction, as well as our ability to focus on higher margin products;

●	our ability to remain competitive through differentiating technology;

●	the impact of trade actions on our operations and financial condition;

●	our ability to successfully create a sustainable annuity revenue stream;

●	our expectation that our existing contracts will be renewed in future quarters;

●	our expectations regarding the performance and demand of our products;

●	our anticipated timing for our ability to deliver hardware during fiscal 2026; and

●

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$73,572,471	$4,877,036
Trade accounts receivable, net of allowance of $34,766 and $24,495	8,583,487	9,455,310
Inventories, net	13,491,419	12,858,838
Prepaid expenses and deposits	1,330,172	1,142,661
Other current assets	23,192	40,150
Total current assets	97,000,741	28,373,995

Property and equipment, net	15,176,577	15,864,061
Operating lease right-of-use assets	7,430,787	7,429,378
Intangible assets, net	15,086,873	15,987,923
Goodwill	13,753,921	13,753,921
Deferred tax assets, net	22,240	22,571
Other assets	87,369	73,917
Total assets	$148,558,508	$81,505,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,978,713	$7,421,430
Accrued liabilities	14,262,568	5,686,396
Accrued payroll and benefits	2,497,228	2,359,152
Operating lease liabilities, current	1,349,820	1,254,062
Loans payable, current portion	115,774	172,567
Finance lease obligation, current portion	216,191	206,518
Total current liabilities	24,420,294	17,100,125
Deferred tax liabilities, net	86,274	152,760
Accrued liabilities, noncurrent	3,300,000	823,000
Finance lease obligation, less current portion	346,400	421,363
Operating lease liabilities, noncurrent	8,102,873	8,326,250
Loans payable, less current portion	135,069	4,804,990
Total liabilities	36,390,910	31,628,488

Commitments and Contingencies

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 24,956 shares issued and outstanding	$34,232,510	$34,232,510

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 54,442,677 and 42,949,307 shares issued and outstanding	544,427	429,493
Additional paid-in capital	319,121,901	244,953,346
Accumulated other comprehensive income	1,283,928	978,686
Accumulated deficit	(243,015,168)	(230,716,757)
Total stockholders’ equity	77,935,088	15,644,768
Total liabilities, convertible preferred stock and stockholders’ equity	$148,558,508	$81,505,766

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue, net	$16,351,652	$7,424,829	$31,409,933	$15,825,210
Cost of sales	10,331,322	5,493,998	20,907,031	11,049,950
Gross profit	6,020,330	1,930,831	10,502,902	4,775,260
Operating expenses:
Selling, general and administrative	5,859,461	3,356,063	10,243,331	6,626,646
New product development	748,829	764,396	1,616,257	1,240,837
Amortization of intangible assets	450,526	294,711	901,050	690,487
Change in fair value of acquisition liabilities	7,559,000	—	8,841,529	—
Loss on disposal of property and equipment	17	—	4,016	78,437
Total operating expenses	14,617,833	4,415,170	21,606,183	8,636,407
Operating loss	(8,597,503)	(2,484,339)	(11,103,281)	(3,861,147)
Other expense:
Interest expense, net	(285,023)	(169,053)	(553,876)	(318,413)
Loss in extinguishment of debt	(506,280)	—	(506,280)	—
Other expense (income), net	13,953	85,920	(23,148)	4,979
Total other expense	(777,350)	(83,133)	(1,083,304)	(313,434)
Loss before income taxes	(9,374,853)	(2,567,472)	(12,186,585)	(4,174,581)
Income tax provision	30,556	44,525	111,826	60,161
Net loss	$(9,405,409)	$(2,611,997)	$(12,298,411)	$(4,234,742)
Foreign currency translation adjustment	212,859	(451,035)	305,242	(179,441)
Comprehensive loss	$(9,192,550)	$(3,063,032)	$(11,993,169)	$(4,414,183)
Loss per common share (basic)	$(0.20)	$(0.07)	$(0.27)	$(0.11)
Number of shares used in per share calculation (basic)	46,998,804	39,728,933	45,143,367	39,645,206
Loss per common share (diluted)	$(0.20)	$(0.07)	$(0.27)	$(0.11)
Number of shares used in per share calculation (diluted)	46,998,804	39,728,933	45,143,367	39,645,206

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	24,956	$34,232,510	42,949,307	$429,493	$244,953,346	$978,686	$(230,716,757)	$15,644,768
Issuance of common stock for:
Exercise of stock options, RSUs & RSAs, net	—	—	8,583	86	(86)	—	—	—
Issuance of common stock under private equity placement	—	—	1,600,000	16,000	7,878,045	—	—	7,894,045
Issuance of common stock for acquisition of Visimid	—	—	112,323	1,123	348,877	—	—	350,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	349,624	—	—	349,624
Foreign currency translation adjustment	—	—	—	—	—	92,383	—	92,383
Net loss	—	—	—	—	—	—	(2,893,002)	(2,893,002)
Balances at September 30, 2025	24,956	$34,232,510	44,670,213	$446,702	$253,529,806	$1,071,069	$(233,609,759)	$21,437,818
Issuance of common stock for:
Exercise of stock options, RSUs & RSAs, net	—	—	120,234	1,203	(1,203)	—	—	—
Exercise of warrants	—	—	739,730	7,397	(7,397)	—	—	—
Issuance of common stock under public equity placement	—	—	8,912,500	89,125	65,251,709	—	—	65,340,834
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	348,986	—	—	348,986
Foreign currency translation adjustment	—	—	—	—	—	212,859	—	212,859
Net loss	—	—	—	—	—	—	(9,405,409)	(9,405,409)
Balances at December 31, 2025	24,956	$34,232,510	54,442,677	$544,427	$319,121,901	$1,283,928	$(243,015,168)	$77,935,088

Balances at June 30, 2024	—	$—	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:								0
Employee Stock Purchase Plan	—	—	8,232	82	10,290	—	—	10,372
Exercise of Stock Options, RSUs & RSAs, net	—	—	70,309	703	(703)	—	—	—
Issuance of common stock for acquisition of Visimid	—	—	279,553	2,796	318,562	—	—	321,358
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	264,475	—	—	264,475
Foreign currency translation adjustment	—	—	—	—	—	271,594	—	271,594
Net loss	—	—	—	—	—	—	(1,622,745)	(1,622,745)
Balances at September 30, 2024	—	$—	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	—	—	229,097	2,291	(2,291)	—	—	—
Shares issued as compensation	—	—	49,000	490	89,180	—	—	89,670
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	231,581	—	—	231,581
Foreign currency translation adjustment	—	—	—	—	—	(451,035)	—	(451,035)
Net loss	—	—	—	—	—	—	(2,611,997)	(2,611,997)
Balances at December 31, 2024	—	$—	39,890,834	$398,908	$246,051,852	$330,495	$(220,078,317)	$26,702,938

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,298,411)	$(4,234,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,454,686	1,893,602
Interest from amortization of loan issuance costs	90,124	120,833
Amortization of fair value of loan	90,321	—
Loss on extinguishment of debt	506,280	—
Change in fair value of acquisition earnout liabilities	8,841,529	—
Loss on disposal of property and equipment	4,016	78,437
Stock-based compensation on stock options, RSUs & RSAs, net	698,610	506,020
Provision for credit losses	(11,573)	—
Change in operating lease assets and liabilities	(129,028)	(57,653)
Inventory write-offs to allowance	147,896	135,625
Deferred taxes	(66,155)	(2,795)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	883,396	(350,703)
Other current assets	16,958	41,286
Inventories	(780,477)	(13,005)
Prepaid expenses and deposits	(24,253)	(123,598)
Accounts payable and accrued liabilities	1,257,002	(430,923)
Net cash provided by (used in) operating activities	1,680,921	(2,437,616)

Cash flows from investing activities:
Purchase of property and equipment	(944,909)	(160,155)
Proceeds from sale of equipment	—	10,648
Net cash used in investing activities	(944,909)	(149,507)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	—	10,372
Proceeds from issuance of common stock under public equity placement, net of fees	65,340,834	—
Proceeds from issuance of common stock under private equity placement, net of fees	7,894,045	—
Deferred payment for acquisition of Visimid	—	(125,000)
Borrowings on loans payable	—	3,000,000
Loan issuance costs	—	(300,000)
Payments on loans payable	(5,413,819)	(106,486)
Repayment of finance lease obligations	(107,712)	(89,705)
Net cash provided by financing activities	67,713,348	2,389,181
Effect of exchange rate on cash and cash equivalents	246,075	(81,260)
Change in cash and cash equivalents	68,695,435	(279,202)
Cash and cash equivalents, beginning of period	4,877,036	3,480,268
Cash and cash equivalents, end of period	$73,572,471	$3,201,066

Supplemental disclosure of cash flow information:
Interest paid in cash	$373,398	$40,838
Income taxes paid	$170,272	$61,427
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$41,901	$93,048
Operating right-of-use assets acquired in exchange for operating lease liabilities	$435,733	$—
Issuance of common stock for acquisition of Visimid	$350,000	$321,358

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies during the six months ended December 31, 2025, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

3. Acquisition of G5 Infrared

In February 2025, the Company acquired G5 Infrared LLC, a New Hampshire limited liability company (“G5 Infrared”), pursuant to a Membership Interest Purchase Agreement (the “G5 MIPA”) by and among the Company, G5 Infrared, the members of G5 Infrared (collectively, the “Sellers”), and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative. The Company has acquired from the Sellers all of the issued and outstanding membership interests of G5 Infrared, which closed on February 18, 2025 (the “G5 Acquisition Date”).

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

The fair value of the aggregate consideration was approximately $27.1 million which consisted of (i) $20.3 million in cash, (ii) 1,972,501 shares of the Company’s Class A common stock, $0.01 par value (“Common Stock”) (at a value of $2.47 per share, which was the closing price on the G5 Acquisition Date), and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the G5 MIPA. As of the G5 Acquisition Date, the fair value of consideration transferred consisted of the following:

February 18,
Description	2025
Cash consideration	$20,250,000
Net working capital adjustment	(423,871)
Equity portion of consideration	4,872,066
Earnout portion of consideration	3,536,471
Revenue clawback	(1,104,471)
Fair value of consideration transferred	$27,130,195

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

Earnout payments of an aggregate of up to $23.0 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the G5 MIPA. If the targets are achieved during the respective periods, LightPath will (i) issue an aggregate number of shares of Class A Common Stock equal to 30% of the earnout payment divided by the average close price for the ten trading days immediately prior to the first anniversary of the earnout commencement date, as defined in the G5 MIPA, and (ii) pay additional cash consideration in an amount equal to 70% of the earnout payment, in each case to the former G5 Infrared members. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The portion of the earnout that will be settled in stock will also be accounted for as a liability since the achievement of targets adjusts the number of shares to be issued at settlement based on a variable other than the Company’s Class A Common Stock, and therefore it does not meet the criteria in ASC 480, Distinguishing Liabilities from Equity. The fair value of the earnout in the accompanying Consolidated Balance Sheet is calculated using a Monte Carlo valuation method, which involves assumptions of revenue and EBITDA forecasts, discount rates and revenue volatility. Significant increases or decreases in any of those assumptions in isolation could result in a significantly higher or lower fair value measurement. The earnout liability is subject to fair value measurement each reporting period. As of December 31, 2025, the earnout liability was adjusted to $13.8 million, an increase of $8.8 million from June 30, 2025, which is included in the “Change in fair value of acquisition liabilities” in the accompanying Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the G5 Acquisition Date and the adjustments recognized during the measurement period:

		Measurement
	Preliminary as of	Period	Final as of
	March 31,	Adjustments	June 30,
Description	2025	Net	2025
Assets:
Accounts receivable	$1,897,098	$—	$1,897,098
Inventory	5,065,451	—	5,065,451
Prepaid expenses and other current assets	363,413	—	363,413
Property and equipment	1,542,707	—	1,542,707
Operating lease right-of-use asset	463,985	—	463,985
Goodwill	2,977,344	4,012,450	6,989,794
Other intangible assets	19,295,000	(5,543,000)	13,752,000
Other assets	21,748	—	21,748
Total assets acquired	$31,626,746	$(1,530,550)	$30,096,196
Liabilities:
Accounts payable	1,981,164	—	1,981,164
Accrued liabilities	336,263	—	336,263
Operating lease liabilities, current	268,972	—	268,972
Deferred tax liabilities, noncurrent	1,174,650	(1,037,668)	136,982
Operating lease liabilities, noncurrent	242,620	—	242,620
Total liabilities assumed	$4,003,669	$(1,037,668)	$2,966,001
Net assets acquired	$27,623,077	$(492,882)	$27,130,195

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2025, primarily related to refined assumptions in the valuation of the earnout consideration, and intangible assets such as backlog, customer relationships and know-how intangible assets. Deferred tax liabilities were adjusted for the revised intangible asset values, and for the refined tax rate apportionment calculation. The net impact of the aforementioned adjustments resulted in an increase to goodwill. There were no further adjustments during the six months ended December 31, 2025.

Intangible assets – All intangible assets acquired in the acquisition of G5 Infrared are subject to amortization. The fair value of identifiable intangible assets acquired as of the G5 Acquisition Date is as follows:

		Useful Lives
Intangible Asset	Total	(Years)
Backlog	$361,000	1
Know-how	4,801,000	10
Tradename	3,450,000	15
Customer relationships	5,140,000	15
Total	$13,752,000

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

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2024
Revenue	$12,242,915	$26,734,400

Income before taxes	$(2,007,747)	$(2,917,353)

Acquisition Financing

In conjunction with the financing of the acquisition of G5 Infrared, the Company designated a new series of preferred stock, “Series G Convertible Preferred Stock”, which is convertible into shares of Class A Common Stock. Concurrent with the entry into the G5 MIPA on February 13, 2025, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and North Run Capital, AIGH Investment Partners, LP, WVP Emerging Manager Offshore Fund LLC, the Lytton-Kambara Foundation and Alice W. Lytton Family LLC (collectively, the “Series G Purchasers”), (ii) a Class A Common Securities Purchase Agreement by and between the Company and Lytton-Kambara Foundation (the “Class A Purchaser”), and (iii) two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”)(see Note 13, Loans Payable) for total proceeds of approximately $32.2 million, inclusive of the conversion of the bridge promissory note (the “Bridge Note”) (see Note 13, Loans Payable), and before deducting offering expenses of $2.2 million incurred by the Company, which was used to fund, in part, the cash consideration payable in connection with the acquisition of G5 Infrared. Pursuant to the Securities Purchase Agreement, the Series G Purchasers purchased from the Company (i) an aggregate of approximately 24,956 shares of Series G Convertible Preferred Stock, (ii) warrants to purchase an aggregate of 4,352,774 shares of Class A Common Stock, with an exercise price of $2.58 per share (the “Series G Purchasers Warrants”), and (iii) the Acquisition Notes, which were convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold. The Securities Purchase Agreement closed on February 18, 2025. As discussed further in Note 13, Loans Payable, each of the Acquisition Notes and the Bridge Note were paid in full as of December 31, 2025.

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

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Visimid Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement. The balance of the estimated potential earnout was accrued and is included in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet as of December 31, 2025.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $2.7 million and $0.5 million as of December 31, 2025 and June 30, 2025, respectively, and is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

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

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three and six months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Infrared components	$5,018,039	$3,112,076	$9,275,994	$5,722,960
Visible components	3,444,374	2,762,852	7,282,680	6,062,730
Assemblies and modules	7,211,035	857,214	13,070,533	1,950,882
Engineering services	678,204	692,687	1,780,726	2,088,638
Total revenue	$16,351,652	$7,424,829	$31,409,933	$15,825,210

6. Inventories

The components of inventories include the following:

	December 31,	June 30,
	2025	2025
Raw materials	$7,242,733	$4,507,764
Work in process	6,111,157	7,321,779
Finished goods	2,539,068	3,053,726
Allowance for obsolescence	(2,401,539)	(2,024,431)
	$13,491,419	$12,858,838

During each of the six months ended December 31, 2025 and 2024, the Company evaluated all allowed items and disposed of approximately $0.1 million of inventory items and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $0.8 million and $1.1 million as of December 31, 2025 and June 30, 2025, respectively.

7. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives	December 31,	June 30,
	(Years)	2025	2025
Manufacturing equipment	5 - 10	$25,215,704	$24,257,063
Computer equipment and software	3 - 5	1,493,443	1,449,494
Furniture and fixtures	5	418,571	398,800
Leasehold improvements	5 - 10	9,653,968	9,411,482
Construction in progress		1,272,773	1,536,968
Total property and equipment		38,054,459	37,053,807
Less accumulated depreciation and amortization		(22,877,882)	(21,189,746)
Total property and equipment, net		$15,176,577	$15,864,061

Depreciation expense was $0.8 million and $0.6 million for the three-month periods ended December 31, 2025 and 2024, respectively, and $1.6 million and $1.2 million for the six-month periods ended December 31, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets

There were no changes in the net carrying amount of goodwill during the six months ended December 31, 2025 and there have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Amortizable intangible assets were comprised of:

	Useful Lives	December 31,	June 30,
	(Years)	2025	2025
Customer relationships	10 - 15	$8,852,300	$8,852,300
Trade secrets	8 - 10	8,998,304	8,998,304
Tradenames	8 - 10	7,706,418	7,706,418
Backlog	1	824,525	824,525
Total intangible assets		26,381,547	26,381,547
Less accumulated amortization		(11,294,674)	(10,393,624)
Total intangible assets, net		$15,086,873	$15,987,923

Future amortization of intangible assets is as follows:

Fiscal year ending:
June 30, 2026 (remaining six months)	$765,678
June 30, 2027	1,441,103
June 30, 2028	1,441,103
June 30, 2029	1,441,103
June 30, 2030	1,441,103
After June 30, 2030	8,556,783
$15,086,873

9. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and six months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Loss before income taxes	$(9,374,853)	$(2,567,472)	$(12,186,585)	$(4,174,581)
Income tax provision	$30,556	$44,525	$111,826	$60,161
Effective income tax rate	0%	-2%	-1%	-1%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and six months ended December 31, 2025 and 2024, income tax expense was primarily related to income taxes from our operations in China and Chinese withholding taxes on payments from our wholly-owned subsidiary, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of  December 31, 2025 and June 30, 2025, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of December 31, 2025 and June 30, 2025 consist primarily of federal and state tax credits with indefinite carryover periods. The net deferred tax liabilities as of December 31, 2025 and June 30, 2025 are related to LPOIZ, primarily resulting from timing differences related to accelerated depreciation on fixed assets.

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

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of December 31, 2025, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025 are related to LPOIZ, primarily related to timing differences related to accelerated depreciation on fixed assets.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both December 31, 2025 and June 30, 2025. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited Condensed Consolidated Financial Statements.

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

10. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our 2002 Amended and Restated Omnibus Incentive Plan, as amended (the “2002 Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “2018 SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The 2018 SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 13,715,625 shares of our Class A Common Stock for issuance pursuant to awards granted under the 2002 Omnibus Plan or SICP. As of December 31, 2025, 6,559,526 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the 2018 SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2025 and 2024, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Stock options	$49,152	$10,809	$99,759	$21,618
RSAs	82,658	59,531	145,844	166,218
RSUs	210,179	171,206	453,008	318,185
Total	$341,989	$241,546	$698,611	$506,021

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Class A Common Stock through payroll deductions, subject to certain limitations. The discount for the six months ended December 31, 2024 was $1,100, included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2014 ESPP. The 2014 ESPP expired in January 2025. A new Employee Stock Purchase Plan (“2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The first purchase of shares under the 2025 ESPP occurred in January 2026, immediately following the offering period ended  December 31, 2025.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP and 2025 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the six months ended December 31, 2025 and 2024. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

Six Months Ended
December 31,
2025
Weighted-average expected volatility	74.0%
Dividend yields	0%
Weighted-average risk-free interest rate	4.1%
Weighted-average expected term, in years	7.5

No stock options were granted during the six months ended December 31, 2024.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the six months ended December 31, 2025 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2025	720,619	$2.10	7.2	1,080,953	0.6	121,912	1.2
Granted	27,717	$4.17	—	91,531	—	15,730	—
Exercised	—	$—	—	(105,447)	—	(50,575)	—
Cancelled/Forfeited	(9,579)	$1.74	—	—	—	—	—
December 31, 2025	738,757	$2.13	6.9	1,067,037	0.4	87,067	0.8
Awards exercisable/vested as of
December 31, 2025	363,081	$1.99	4.7	776,804	—	—	—
Awards unexercisable/vested as of
December 31, 2025	375,676	$2.26	9.3	290,233	1.3	87,067	0.8
	738,757			1,067,037		87,067

As of December 31, 2025, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2026 (remaining six months)	$193,938	$92,408	$507,297	$793,643
June 30, 2027	389,795	113,995	476,199	979,989
June 30, 2028	356,464	—	115,655	472,119
June 30, 2029	15,448	—	25,995	41,443
	$955,645	$206,403	$1,125,146	$2,287,194

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Class A Common Stock outstanding during each period presented. The computation of diluted earnings (loss) per share further assumes the potential dilutive effect of potential Class A Common Stock using the treasury-stock method and if-converted method, as applicable. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, the impact of conversion would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. The Series G Purchasers Warrants and the Series G Convertible Preferred Stock are participating securities as the holders of such instruments participate in the event a dividend is paid on the Class A Common Stock, however the holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders. The computations for basic and diluted earnings (loss) per share of Class A Common Stock are described in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net loss	$(9,405,409)	$(2,611,997)	$(12,298,411)	$(4,234,742)
Accretion of dividends on Series G preferred	—	—	—	—
Net loss attributable to stockholders	$(9,405,409)	$(2,611,997)	$(12,298,411)	$(4,234,742)

Weighted-average common shares outstanding:
Basic number of shares	46,998,804	39,728,933	45,143,367	39,645,206
Diluted number of shares	46,998,804	39,728,933	45,143,367	39,645,206

Loss per common share:
Basic	$(0.20)	$(0.07)	$(0.27)	$(0.11)
Diluted	$(0.20)	$(0.07)	$(0.27)	$(0.11)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A Common Stock, as their effects would be anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Options to purchase common stock	738,757	523,188	738,827	532,179
RSUs and RSAs	1,170,459	1,292,221	1,195,746	1,348,442
Series G convertible preferred & warrants	15,223,573	—	15,677,219	—
	17,132,789	1,815,409	17,611,792	1,880,621

In January 2026, the remaining Series G Purchasers Warrants were exercised, resulting in the net issuance of 2,728,968 shares of Class A Common Stock. Also in January 2026, in accordance with the terms of the Series G Convertible Preferred Stock, 978.66 shares of Series G Convertible Preferred Stock were converted into 455,193 shares of Class A Common Stock.

12. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Plano, Texas; Hudson, New Hampshire; Riga, Latvia; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms ending at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have fourteen finance lease agreements entered into during fiscal years 2023, 2024 and 2025 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

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

The components of lease expense for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease cost	$310,794	$269,985	$564,112	$538,480
Finance lease cost:
Depreciation of lease assets	44,776	42,916	90,256	80,732
Interest on lease liabilities	17,800	17,027	34,830	31,089
Total finance lease cost	62,576	59,943	125,086	111,821
Total lease cost	$373,370	$329,928	$689,198	$650,301

Supplemental balance sheet information related to the leases as of December 31, 2025 and June 30, 2025 was as follows:

		December 31,	June 30,
	Classification	2025	2025
Assets:
Operating lease assets	Operating lease assets	$7,430,787	$7,429,378
Finance lease assets	Property and equipment, net(1)	874,398	920,569
Total lease assets		$8,305,185	$8,349,947

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,349,820	$1,254,062
Finance leases	Finance lease liabilities, current	216,191	206,518

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,102,873	8,326,250
Finance leases	Finance lease liabilities, less current portion	346,400	421,363
Total lease liabilities		$10,015,284	$10,208,193

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $0.4 million and $0.3 million as of December 31, 2025 and June 30, 2025, respectively.

Lease term and discount rate information related to leases was as follows:

December 31,
Lease Term and Discount Rate	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	7.5
Finance leases	2.7

Weighted Average Discount Rate
Operating leases	3.3%
Finance leases	9.0%

Supplemental cash flow information was as follows for the six months ended December 31, 2025 and 2024:

	Six Months Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$685,008	$590,037
Operating cash used for finance leases	$34,830	$31,089
Financing cash used for finance leases	$107,712	$89,705

Future maturities of lease liabilities were as follows as of December 31, 2025:

	Finance	Operating
Fiscal year ending:	Leases	Leases
June 30, 2026 (remaining six months)	$192,006	$813,075
June 30, 2027	243,172	1,495,966
June 30, 2028	199,055	1,331,825
June 30, 2029	61,931	1,321,975
June 30, 2030	—	1,356,543
Thereafter	—	4,379,934
Total future minimum payments	696,164	10,699,318
Less imputed interest	(133,573)	(1,246,625)
Present value of lease liabilities	$562,591	$9,452,693

13. Loans Payable

As of December 31, 2025, loans payable consisted of one equipment loan. The Acquisition Notes, as defined in Note 3, Acquisition of G5 Infrared, were paid in full during the quarter ended December 31, 2025.

Acquisition Notes

On February 18, 2025, in connection with the acquisition of G5 Infrared, we executed and delivered the Acquisition Notes, effective as of the G5 Acquisition Date. The Acquisition Notes accrued interest at the rate between 10-12% per annum (12% as of the date of extinguishment,  December 31, 2025), based on the ratio of indebtedness to EBITDA of the Company. We determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. The Acquisition Notes would have matured on February 18, 2027, the second anniversary of the issuance date, but were redeemed by the Company on December 31, 2025, prior to the maturity date, at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon. Pursuant to the terms of the Acquisition Notes, since the funds used for redemption were not generated internally by Company operations, the redemption amount was multiplied by 102%. We recorded a loss on extinguishment of debt of $0.5 million during the three months ended December 31, 2025, based on the difference between the carrying value of the debt being extinguished and the redemption amount.

The Acquisition Notes were automatically convertible into shares of Series G Convertible Preferred Stock, which were in turn convertible into shares of Class A Common Stock (as converted, the “Conversion Shares”), if the EBITDA reported by the Company for the calendar year ending December 31, 2025, was less than approximately $4.9 million (the “Automatic Note Conversion”). We determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion is (i) indexed to the Company’s own stock, (ii) settled in shares instead of cash, and (iii) only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions. The Acquisition Notes contained other redemption features which the Company determined did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

Bridge Promissory Note

On August 6, 2024, we entered into the Bridge Note with Lytton-Kambara Foundation (the “Lender” and also the “Class A Purchaser”) pursuant to which the Lender extended a loan to the Company in the principal amount of $3.0 million (the “Loan”). The Loan was subject to an original issue discount of 7%. After deducting the original issue discount, fees paid to our placement agent, and certain expenses, the Company received net proceeds of $2.7 million. The Bridge Note was unsecured, bore interest at the rate of 12.5% per annum and had a 1-year term, maturing on August 6, 2025, at which time the entire principal amount of the Bridge Note and all accrued but unpaid interest would have been due and payable in full.

The Bridge Note and related accrued interest were settled on February 18, 2025, in conjunction with financing for the acquisition of G5 Infrared.

Equipment Loans

In December 2020, ISP Latvia received an equipment loan from a third party (the “2020 Equipment Loan”), which party is also a significant customer. The 2020 Equipment Loan was collateralized by certain equipment. The initial advance under the 2020 Equipment Loan was 225,000 EUR (or approximately USD $0.3 million), payable in equal installments over 60 months, the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. An additional 225,000 EUR (or approximately USD $0.3 million) was drawn in September 2021, which proceeds were paid to the vendor for the equipment, payable in equal installments over 52 months. The 2020 Equipment Loan was paid in full as of December 31, 2025.

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan was 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.94% as of December 31, 2025).

Future maturities of loans payable are as follows:

Equipment
Loan
Fiscal year ending:
June 30, 2026 (remaining six months)	$57,887
June 30, 2027	115,774
June 30, 2028	77,182
Total payments	$250,843
Less current portion	(115,774)
Non-current portion	$135,069

14. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.3 million and $1.0 million as of December 31, 2025 and June 30, 2025, respectively. For the three months ended December 31, 2025 and 2024, we recognized net foreign currency transaction losses of $0.01 million and gains of $0.4 million, respectively. We also recognized net foreign currency transaction losses of $0.06 million and a gain of $0.01 million for the six months ended December 31, 2025 and 2024, respectively, included in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $73.6 million at December 31, 2025. Of this amount, approximately 4% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of December 31, 2025, LPOIZ had approximately $0.5 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2025.

Revenues from foreign countries for the six months ended December 31, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues:
United States	$6,851,495	$4,763,010	$14,282,038	$10,628,649
Europe	8,007,751	1,308,728	13,796,871	2,589,988
China	963,124	694,884	2,173,998	1,324,301
Other Asian countries	306,977	272,287	686,587	482,518
Rest of world	222,305	385,920	470,439	799,754
	$16,351,652	$7,424,829	$31,409,933	$15,825,210

Long-lived assets located in foreign countries as of December 31, 2025 and June 30, 2025 are as follows:

	December 31,	June 30,
	2025	2025
Long-lived assets:
United States	$44,850,132	$45,982,722
Latvia	4,514,089	4,848,441
China	2,193,546	2,300,608
	$51,557,767	$53,131,771

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

	Optics Segment
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue	$16,351,652	$7,424,829	$31,409,933	$15,825,210
Cost of goods sold	10,331,322	5,493,998	20,907,031	11,049,950
Segment gross profit	6,020,330	1,930,831	10,502,902	4,775,260

Less:
Sales & marketing	741,655	688,743	1,563,864	1,334,767
General & administrative	2,341,155	1,390,507	4,667,163	2,708,677
Corporate	2,776,651	1,276,813	4,012,304	2,583,202
New product development	748,829	764,396	1,616,257	1,240,837
Loss on disposal of equipment	17	—	4,016	78,437
Amortization of intangible assets	450,526	294,711	901,050	690,487
Change in fair value of acquisition liabilities	7,559,000	—	8,841,529	—
Interest expense, net	285,023	169,053	553,876	318,413
Other income (expense), net	492,327	(85,920)	529,428	(4,979)
Provision for income taxes	30,556	44,525	111,826	60,161
Segment net loss	(9,405,409)	(2,611,997)	(12,298,411)	(4,234,742)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(9,405,409)	$(2,611,997)	$(12,298,411)	$(4,234,742)

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

17. Public Offering of Class A Common Stock

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 7,750,000 shares of Class A Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Class A Common Stock in the Offering at the public offering price. The Offering closed on December 15, 2025, for a total of 8,912,500 shares of Class A Common Stock (including the 1,162,500 shares issuable pursuant to the Underwriter’s 30-day option), with net proceeds of $65.3 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

18. Subsequent Event

On January 20, 2026, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Amorphous Materials, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Buyer”), Amorphous Materials, Inc., a Texas corporation (“Seller”) and other parties thereto, pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, Buyer agreed to acquire substantially all of the assets (collectively, the “Assets”) and assume and acquire certain of the rights and liabilities of Seller (collectively, the “Liabilities” and such acquisition of Assets and assumption of the Liabilities together, the “Transaction”) relating to Seller’s business of compounding and melting a broad range of Chalcogenide glasses for third-party manufacturers.

Aggregate consideration payable by the Company to Seller under the Asset Purchase Agreement in connection with the Transaction will not exceed $10.0 million and consists of (i) a closing cash payment of $7.0 million (the “Cash Consideration”) and (ii) contingent consideration that will not exceed $3.0 million (the “Contingent Consideration”). The Contingent Consideration, if earned, is payable in shares of Class A Common Stock, to be issued in up to six tranches of $500,000 each divided by the LPTH Stock Price (as calculated pursuant to the Asset Purchase Agreement) upon the achievement of certain milestones set forth in the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations of the parties. The closing of the Asset Purchase Agreement was subject to the satisfaction or waiver of customary closing conditions set forth in the Asset Purchase Agreement. The Transaction closed (the “Closing”) on January 21, 2026 (the “AMI Acquisition Date”). As of January 20, 2026, Seller satisfied the first milestone contemplated by the Contingent Consideration Payments and received an aggregate of 39,897 shares of Class A Common Stock as of the AMI Acquisition Date. The initial accounting for the business combination is incomplete at this time due to the close proximity of the acquisition close date to the issuance date of these consolidated financial statements.

Our consolidated financial statements will reflect the financial results of Amorphous Materials LLC beginning on the AMI Acquisition Date. For the three and six months ended December 31, 2025, we incurred approximately $0.1 million in acquisition costs which are included in the consolidated statements of comprehensive income in the line item entitled “Selling, general and administrative.”

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

The shift in strategy and product offerings also shifts the price range of our product portfolio and indirectly drives growth in and of itself. Historically, as a pure component Company, the average selling prices (“ASPs”) of those products were measured in single dollars or tens of dollars, whereas with the development of our assemblies product line (i.e., LightPath 2.0), ASPs for those products are measured in hundreds of dollars. When we added cameras, subsystems and systems (i.e., LightPath 3.0), ASPs for those products are measured in tens of thousands, and sometimes hundreds of thousands of dollars. We expect this shift to start favorably impacting our financial results in future periods.

Further information about our strategic direction can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Results of Operations

Revenue

Three Months ended December 31, 2025, compared to three months ended December 31, 2024

Revenue for the second quarter of fiscal 2026 was approximately $16.4 million, an increase of approximately $8.9 million, or 120%, as compared to approximately $7.4 million in the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue from infrared components was approximately $5.0 million in the second quarter of fiscal 2026, an increase of $1.9 million, or 61%, as compared to the same quarter of the prior fiscal year. The second quarter of fiscal 2026 includes $1.2 million of G5 Infrared sales of coating services and components. The remaining $0.7 million increase in revenue is primarily due to an increase in sales to defense and industrial customers.

Revenue from the visible components product group for the second quarter of fiscal 2026 was $3.4 million, an increase of approximately $0.7 million, or 25%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by an increase in sales to industrial customers in the U.S. and Asia.

Revenue from assemblies and modules was approximately $7.2 million in the second quarter of fiscal 2026, an increase of approximately $6.4 million, or 741%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by the inclusion of $6.4 million of G5 Infrared sales of cameras and modules.

Revenue from engineering services decreased by approximately $0.01 million, or 2%, for the second quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the second quarter of fiscal 2026, the revenue recognized against this contract was less than in the second quarter of fiscal 2025, which was partially offset by a non-recurring engineering project for another defense customer during the second quarter of fiscal 2026.

Six months ended December 31, 2025, compared to six months ended December 31, 2024

Revenue for the first half of fiscal 2026 was approximately $31.4 million, an increase of approximately $15.6 million, or 98%, as compared to approximately $15.8 million in the same period of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue from infrared components was approximately $9.3 million in the first half of fiscal 2026, an increase of $3.6 million, or 62%, as compared to the same period of the prior fiscal year. The first half of fiscal 2026 includes $1.9 million of G5 Infrared sales of coating services and components. The remaining $1.7 million increase in revenue is primarily due to increases in sales to industrial customers.

Revenue from the visible components product group for the first half of fiscal 2026 was $7.3 million, an increase of approximately $1.2 million, or 20%, as compared to the same period of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Asia, as well as in the U.S. and Europe.

Revenue from assemblies and modules was approximately $13.1 million in the first half of fiscal 2026, an increase of approximately $11.1 million, or 570%, as compared to the same period of the prior fiscal year. The first half of fiscal 2026 includes $11.1 million of G5 Infrared sales of cameras and modules.

Revenue from engineering services decreased by approximately $0.3 million, or 15%, for the first half of fiscal 2026, as compared to the same period of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first half of fiscal 2026, the revenue recognized against this contract was less than in the same period of fiscal 2025.

Gross Profit

In the second quarter of fiscal 2026, gross profit was approximately $6.0 million, an increase of $4.1 million, or 212%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $10.3 million for the second quarter of fiscal 2026, compared to approximately $5.5 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 37% for the second quarter of fiscal 2026, compared to 26% for the same quarter of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily driven by the increase in revenue from assemblies and modules, which generally have higher margins. Gross margin on engineering services was also more favorable in the second quarter of fiscal 2026 due to a non-recurring engineering project for a defense customer. In addition, gross margins for infrared components have improved due to a more favorable mix, and the resolution of certain manufacturing yield issues that negatively impacted the second quarter of fiscal 2025.

In the first half of fiscal 2026, gross profit was approximately $10.5 million, an increase of $5.7 million, or 120%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $20.9 million for the first half of fiscal 2026, compared to approximately $11.0 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 33% for the first half of fiscal 2026, compared to 30% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily driven by the increase in revenue from assemblies and modules, which generally have higher margins.

Selling, General and Administrative

In the second quarter of fiscal 2026, SG&A costs were approximately $5.9 million, an increase of approximately $2.5 million, or 75%, as compared to approximately $3.4 million in the same quarter of the prior fiscal year. In the first half of fiscal 2026, SG&A costs were approximately $10.2 million, an increase of approximately $3.6 million, or 55%, as compared to approximately $6.6 million in the same period of the prior fiscal year. The increase in SG&A costs is primarily due to the addition of G5 Infrared SG&A costs of $0.8 million and $1.6 million for the second quarter and first half of fiscal 2026, respectively.  In addition, we have increased our sales and marketing spend to promote new products, including personnel costs, travel, advertising and tradeshows. Our SG&A personnel costs have also increased due to filling certain vacant executive roles and accruing for incentive compensation plans for employees.

New Product Development

In the second quarter of fiscal 2026, new product development costs were approximately $0.7 million, or nearly flat, as compared to the same quarter of the prior fiscal year. New product development costs increased with the addition of G5 Infrared, and other additional engineering personnel; however, these increases were offset by a decrease in materials and outside services utilized for development projects, due to timing of such projects.

In the first half of fiscal 2026, new product development costs were approximately $1.6 million, an increase of approximately $0.4 million, or 30%, as compared to the same period of the prior fiscal year. This increase includes the addition of G5 Infrared product development costs, and other additional engineering personnel, as well as an increase in materials utilized for development projects, primarily for infrared cores and camera systems.

Amortization of Intangibles

Amortization of intangibles increased by $0.2 million for the second quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, and increased by $0.2 million for the first half of fiscal 2026, as compared to the same period of the prior fiscal year. The increases are driven by the amortization of identifiable intangible assets associated with the acquisition of G5 Infrared, partially offset by decreases in amortization of intangible assets associated with prior acquisitions.

Other Income (Expense)

Interest expense, net, was approximately $0.3 million for the second quarter of fiscal 2026, as compared to $0.2 million for the same quarter of the prior fiscal year. For the first half of fiscal 2026, interest expense, net, was $0.6 million, as compared to $0.3 million for the same period of the prior fiscal year. The increase in interest expense is due to the interest and amortization of loan issuance costs associated with the Acquisition Notes, executed in February 2025, which replaced the Bridge Note, executed in August 2024. The Acquisition Notes were paid in full on December 31, 2025.

Other expense, net, was approximately $0.01 million for the second quarter of fiscal 2026, as compared to $0.1 million for the same quarter of the prior fiscal year. Other expense, net was approximately $0.02 million for the first half of fiscal 2026, as compared to other income, net of $0.01 million for the same period of the prior fiscal year. Other expense or income, net, includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year.

Income Taxes

Income tax expense was approximately $0.03 million for the second quarter of fiscal 2026, as compared to $0.04 million for the same quarter of the prior fiscal year, and $0.1 million for both the first half of fiscal 2026 and 2025. Income tax expense for these periods is primarily related to income taxes from our operations in China, including withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

Net Loss

Net loss for the second quarter of fiscal 2026 was approximately $9.4 million, or $0.20 basic and diluted loss per share, compared to $2.6 million, or $0.07 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $6.8 million for the second quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, was primarily attributable to the change in fair value of acquisition liabilities for the earnout related to the acquisition of G5 Infrared.

Net loss for the first half of fiscal 2026 was approximately $12.3 million, or $0.27 basic and diluted loss per share, compared to $4.2 million, or $0.11 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $8.1 million for the first half of fiscal 2026, as compared to the same period of the prior fiscal year, was primarily attributable to the loss in extinguishment of debt coupled with the change in fair value of acquisition liabilities for the earnout related to the acquisition of G5 Infrared.

Weighted-average common shares outstanding for the second quarter of fiscal 2026 were 46,998,804, basic and diluted, compared to 39,728,933, basic and diluted, in the same quarter of fiscal 2025. Weighted-average common shares outstanding for the first half of fiscal 2026 were 45,143,367, basic and diluted, compared to 39,645,206, basic and diluted, in the first half of fiscal 2025. The increase in weighted-average basic common shares was due to: (i) the Class A Common Stock issued in conjunction with the financing of the acquisition of G5 Infrared (refer to Note 3, Acquisition of G5 Infrared, in the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information); (ii) the Private Placement (as defined below) of 1,600,000 shares of Class A Common Stock which closed in September 2025; (iii) the Offering (as defined below) of 8,912,500 million shares of Class A Common Stock which closed in December 2025; (iv) the shares of Class A Common Stock issued in conjunction with the acquisition of Visimid; and (v) the issuance of shares of Class A Common Stock underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of approximately $72.6 million and total cash and cash equivalents of approximately $73.6 million, of which, approximately 4% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of December 31, 2025, LPOIZ had approximately $0.5 million available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of December 31, 2025.

As of December 31, 2025, loans payable consists of one third-party equipment loan. The Acquisition Notes and one third-party equipment loan were paid in full during the three months ended December 31, 2025. See Note 13, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 18, 2025, we announced the closing of the acquisition of G5 Infrared and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisition of G5 Infrared, in the accompanying unaudited Condensed Consolidated Financial Statements.

On September 15, 2025, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), and Ondas Holdings Inc., a Nevada corporation (“Ondas,” together with Unusual Machines, the “Private Placement Buyers”), pursuant to which the Private Placement Buyers agreed to purchase from the Company an aggregate of 1,600,000 shares of Class A Common Stock (the “Private Placement Securities”) at a purchase price of $5.00 per share (the “Private Placement”). The Private Placement closed on September 16, 2025 and the Company received aggregate proceeds from the Private Placement of $8.0 million, before deducting offering expenses of approximately $0.1 million payable by the Company. The Company intends to use the proceeds from the Private Placement to fund working capital and other general corporate purposes. The Private Placement SPA contains customary representations, warranties, covenants, conditions and indemnification obligations of the parties.

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 7,750,000 shares (the “Firm Shares”) of Class A Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Class A common stock in the Offering at the public offering price, which the Underwriters exercised in full concurrent with the closing of the Offering on December 15, 2025.

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

Cash Flows – Operating:

Cash provided by operations was approximately $1.7 million for the first half of fiscal 2026, compared to cash used in operations of approximately $2.4 million for the same period of the prior fiscal year. Cash provided by operations for the first half of fiscal 2026 was primarily due to a decrease in accounts receivables, coupled with an increase in accounts payable and accrued liabilities, largely driven by customer prepayments. Cash used in operations for the first half of fiscal 2025 was largely driven by a decrease in accounts payable and accrued liabilities, coupled with an increase in accounts receivable.

Cash Flows – Investing:

During the first half of fiscal 2026, we expended approximately $0.9 million in investments in capital equipment, compared to approximately $0.2 million in the same period of the prior fiscal year.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $67.7 million for the first half of fiscal 2026, compared to approximately $2.4 million in the same period of the prior fiscal year. Cash provided by financing activities for the first half of fiscal 2026 reflects the proceeds of $65.3 million from the Offering and $7.9 million from the Private Placement, offset by approximately $5.5 million in principal payments on our loans and finance leases. Cash provided by financing activities for the first half of fiscal 2025 primarily reflects the $2.7 million in net proceeds from the Bridge Note, plus approximately $0.01 million in proceeds from the sale of Class A Common Stock under the 2014 ESPP, offset by approximately $0.2 million in principal payments on our loans and finance leases and a $0.1 million deferred payment for the acquisition of Visimid.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended December 31, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Financial indicators that are considered key and reviewed regularly are as follows:

●	Sales backlog;

●	Revenue by product group;

●	EBITDA and Adjusted EBITDA; and

●	Other key indicators.

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

Our total backlog at December 31, 2025 was approximately $97.8 million, an increase of 162%, as compared to $37.4 million as of June 30, 2025. Backlog change rates for the last five fiscal quarters are:

	Total Backlog	Change From	Change From
Quarter	(in thousands)	Prior Year End	Prior Quarter End
Q2 2025	$19,767	3%	-4%
Q3 2025	$27,423	42%	39%
Q4 2025	$37,390	94%	36%
Q1 2026	$86,043	130%	130%
Q2 2026	$97,837	162%	14%

The acquisition of G5 Infrared added $5.6 million of backlog, as of the Acquisition Date, during the third quarter of fiscal 2025. As of December 31, 2025, backlog for G5 Infrared products was $70.8 million, compared to $16.6 million as of June 30, 2025. Included in the increase from June 30, 2025 to December 31, 2025 are approximately $40 million in orders from a leading global technology customer for advanced infrared camera systems expected to ship in calendar year 2026 and 2027, as well as several other multi-million dollar orders from other customers. In addition to these G5 Infrared orders, LightPath orders contributed approximately $6.2 million to the increase in backlog during the first half of fiscal 2026, primarily for infrared components. During the first half of fiscal 2026, we received a significant contract renewal for advanced infrared optics for a critical international military program. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three and six-month periods ended December 31, 2025 and 2024:

	(unaudited)
	Three Months Ended			Six Months Ended
	December 31,		Quarter	December 31,		Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Revenue
Infrared components	$5,018,039	$3,112,076	61%	$9,275,994	$5,722,960	62%
Visible components	3,444,374	2,762,852	25%	7,282,680	6,062,730	20%
Assemblies and modules	7,211,035	857,214	741%	13,070,533	1,950,882	570%
Engineering services	678,204	692,687	(2)%	1,780,726	2,088,638	(15)%
Total revenue	$16,351,652	$7,424,829	120%	$31,409,933	$15,825,210	98%

Three months ended December 31, 2025

Our revenue increased by 120% in the second quarter of fiscal 2026 compared to the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue generated by the infrared components product group for the second quarter of fiscal year 2026 was $5.0 million, an increase of 61%, as compared to the same quarter of the prior fiscal year. The second quarter of fiscal 2026 includes $1.2 million of G5 Infrared sales of coating services and components. The remaining $0.7 million increase in revenue is primarily due to an increase in sales to defense and industrial customers.

Revenue from the visible components product group for the second quarter of fiscal year 2026 was $3.4 million, an increase of 25%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in the U.S. and Asia.

Revenue from assemblies and modules increased by $6.4 million, or 741%, for the second quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, driven by G5 Infrared sales of cameras and modules.

Revenue from engineering services was nearly flat for the second quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the second quarter of fiscal 2026, the revenue recognized against this contract was less than in the second quarter of fiscal 2025. This decrease was partially offset by non-recurring engineering revenue from another defense customer.

Six months ended December 31, 2025

Our revenue increased by 98% in the first half of fiscal 2026 compared to the same period of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition.

Revenue generated by the infrared components product group for the first half of fiscal year 2026 was $9.3 million, an increase of 62%, as compared to the same period of the prior fiscal year. The first half of fiscal 2026 includes $1.9 million of G5 Infrared sales of coating services and components. The remaining $1.7 million increase in revenue is primarily due to increases in sales to industrial customers.

Revenue from the visible components product group for the first half of fiscal year 2026 was $7.3 million, an increase of 20%, as compared to the same period of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Asia, as well as in the U.S and Europe.

Revenue from assemblies and modules increased by $11.1 million, or 570%, for the first half of fiscal 2026, as compared to the same period of the prior fiscal year, driven by G5 Infrared sales of cameras and modules.

Revenue from engineering services decreased $0.3 million, for the first half of fiscal 2026, as compared to the same period of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first half of fiscal 2026, the revenue recognized against this contract was less than in the first half of fiscal 2025.

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA and Adjusted EBITDA for the three and six months ended December 31, 2025 and 2024:

	(unaudited)
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net loss	$(9,405,409)	$(2,611,997)	$(12,298,411)	$(4,234,742)
Depreciation and amortization	1,235,738	904,040	2,454,686	1,893,602
Income tax provision	30,556	44,525	111,826	60,161
Interest expense	285,023	169,053	553,876	318,413
EBITDA	$(7,854,092)	$(1,494,379)	$(9,178,023)	$(1,962,566)
Stock-based compensation	338,949	241,545	698,610	506,020
Loss in extinguishment of debt	506,280	—	506,280	—
Change in fair value of acquisition liabilities	7,559,000	—	8,841,529	—
Foreign exchange loss (gain)	13,526	(39,578)	56,068	(4,074)
Adjusted EBITDA	$563,663	$(1,292,412)	$924,464	$(1,460,620)
% of revenue	3%	-17%	3%	-9%

Our adjusted EBITDA for the quarter ended December 31, 2025 was approximately $0.6 million, compared to a loss of $1.3 million for the same quarter of the prior fiscal year. The increase in adjusted EBITDA in the second quarter of fiscal 2026 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Our adjusted EBITDA for the six months ended December 31, 2025 was approximately $0.9 million, compared to a loss of $1.5 million for the same period of the prior fiscal year. The increase in adjusted EBITDA in the first half of fiscal 2026 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the six months ended December 31, 2025, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the six months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

10.1	Underwriting Agreement, dated December 12, 2025, by and among LightPath Technologies, Inc. Canaccord Genuity LLC, Craig-Hallum Capital Group LLC and the several underwriters named in Schedule I thereto, which was filed as Exhibit 1.1 to our Current Report on Form 8-K (File No: 000-2758) filed with the Securities and Exchange Commission on December 12, 2025, and is incorporated herein by reference thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101 *

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: February 11, 2026	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: February 11, 2026	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer