Form 10-Q
period 2026-03-31
LIGHTPATH TECHNOLOGIES INC
filed 2026-05-07
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

62,789,407 shares of Class A common stock, $0.01 par value, outstanding as of  May 4, 2026.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Index

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements include, without limitation, statements regarding:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$55,235,181	$4,877,036
Trade accounts receivable, net of allowance of $49,017 and $24,495	10,797,645	9,455,310
Inventories, net	13,344,705	12,858,838
Prepaid expenses and deposits	3,440,598	1,142,661
Other current assets	185,503	40,150
Total current assets	83,003,632	28,373,995

Property and equipment, net	15,828,239	15,864,061
Operating lease right-of-use assets	8,406,283	7,429,378
Intangible assets, net	17,589,628	15,987,923
Goodwill	19,315,177	13,753,921
Deferred tax assets, net	22,233	22,571
Other assets	99,987	73,917
Total assets	$144,265,179	$81,505,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,030,975	$7,421,430
Accrued liabilities	10,813,017	5,686,396
Accrued payroll and benefits	3,125,747	2,359,152
Operating lease liabilities, current	1,177,423	1,254,062
Loans payable, current portion	113,085	172,567
Finance lease obligation, current portion	271,015	206,518
Total current liabilities	21,531,262	17,100,125
Deferred tax liabilities, net	88,099	152,760
Accrued liabilities, noncurrent	—	823,000
Finance lease obligation, less current portion	460,316	421,363
Operating lease liabilities, noncurrent	9,197,980	8,326,250
Loans payable, less current portion	103,661	4,804,990
Total liabilities	31,381,318	31,628,488

Commitments and Contingencies

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 17,346 and 24,956 shares issued and outstanding	$23,794,184	$34,232,510

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 61,207,012 and 42,949,307 shares issued and outstanding	612,070	429,493
Additional paid-in capital	334,313,395	244,953,346
Accumulated other comprehensive income	1,285,667	978,686
Accumulated deficit	(247,121,455)	(230,716,757)
Total stockholders’ equity	89,089,677	15,644,768
Total liabilities, convertible preferred stock and stockholders’ equity	$144,265,179	$81,505,766

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue, net	$19,149,814	$9,167,627	$50,559,747	$24,992,837
Cost of sales	12,193,531	6,503,526	33,100,562	17,553,476
Gross profit	6,956,283	2,664,101	17,459,185	7,439,361
Operating expenses:
Selling, general and administrative	6,296,286	4,448,359	16,539,617	11,075,005
New product development	1,041,794	757,938	2,658,051	1,998,775
Amortization of intangible assets	477,245	779,025	1,378,295	1,469,512
Change in fair value of acquisition earnout liabilities	3,393,000	130,445	12,234,529	130,445
Loss on disposal of property and equipment	—	2,068	4,016	80,505
Total operating expenses	11,208,325	6,117,835	32,814,508	14,754,242
Operating loss	(4,252,042)	(3,453,734)	(15,355,323)	(7,314,881)
Other income (expense):
Interest income (expense), net	271,641	(486,833)	(282,235)	(805,246)
Loss on extinguishment of debt	—	(418,502)	(506,280)	(418,502)
Change in fair value of warrant liability	—	870,554	—	870,554
Other expense (income), net	(34,496)	6,086	(57,644)	11,065
Total other income (expense)	237,145	(28,695)	(846,159)	(342,129)
Loss before income taxes	(4,014,897)	(3,482,429)	(16,201,482)	(7,657,010)
Income tax provision	91,390	100,031	203,216	160,192
Net loss	$(4,106,287)	$(3,582,460)	$(16,404,698)	$(7,817,202)
Foreign currency translation adjustment	1,739	120,572	306,981	(58,869)
Comprehensive loss	$(4,104,548)	$(3,461,888)	$(16,097,717)	$(7,876,071)
Loss per common share (basic)	$(0.07)	$(0.09)	$(0.33)	$(0.19)
Number of shares used in per share calculation (basic)	58,628,741	41,363,643	49,572,872	40,209,657
Loss per common share (diluted)	$(0.07)	$(0.09)	$(0.33)	$(0.19)
Number of shares used in per share calculation (diluted)	58,628,741	41,363,643	49,572,872	40,209,657

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	24,956	$34,232,510	42,949,307	$429,493	$244,953,346	$978,686	$(230,716,757)	$15,644,768
Issuance of common stock for:
Exercise of stock options, RSUs & RSAs, net	—	—	8,583	86	(86)	—	—	—
Issuance of common stock under private equity placement	—	—	1,600,000	16,000	7,878,045	—	—	7,894,045
Issuance of common stock for acquisition of Visimid	—	—	112,323	1,123	348,877	—	—	350,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	349,624	—	—	349,624
Foreign currency translation adjustment	—	—	—	—	—	92,383	—	92,383
Net loss	—	—	—	—	—	—	(2,893,002)	(2,893,002)
Balances at September 30, 2025	24,956	$34,232,510	44,670,213	$446,702	$253,529,806	$1,071,069	$(233,609,759)	$21,437,818
Issuance of common stock for:
Exercise of stock options, RSUs & RSAs, net	—	—	120,234	1,203	(1,203)	—	—	—
Exercise of warrants	—	—	739,730	7,397	(7,397)	—	—	—
Issuance of common stock under public equity placement	—	—	8,912,500	89,125	65,251,709	—	—	65,340,834
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	348,986	—	—	348,986
Foreign currency translation adjustment	—	—	—	—	—	212,859	—	212,859
Net loss	—	—	—	—	—	—	(9,405,409)	(9,405,409)
Balances at December 31, 2025	24,956	$34,232,510	54,442,677	$544,427	$319,121,901	$1,283,928	$(243,015,168)	$77,935,088
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	2,302	23	24,839	—	—	24,862
Exercise of stock options, RSUs & RSAs, net	—	—	112,723	1,127	11,376	—	—	12,503
Exercise of warrants	—	—	2,728,968	27,290	(27,290)	—	—	—
Fees for issuance of common stock under public equity placement	—	—	—	—	(98,293)	—	—	(98,293)
Issuance of common stock for acquisition of Amorphous	—	—	83,518	835	1,026,245	—	—	1,027,080
Issuance of common stock for acquisition of G5	—	—	297,445	2,974	3,146,968	—	—	3,149,942
Conversion of Series G Preferred to Common	(7,610)	(10,438,326)	3,539,379	35,394	10,402,932	—	—	10,438,326
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	704,717	—	—	704,717
Foreign currency translation adjustment	—	—	—	—	—	1,739	—	1,739
Net loss	—	—	—	—	—	—	(4,106,287)	(4,106,287)
Balances at March 31, 2026	17,346	$23,794,184	61,207,012	$612,070	$334,313,395	$1,285,667	$(247,121,455)	$89,089,677

Balances at June 30, 2024	—	$—	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	8,232	82	10,290	—	—	10,372
Exercise of Stock Options, RSUs & RSAs, net	—	—	70,309	703	(703)	—	—	—
Issuance of common stock for acquisition of Visimid	—	—	279,553	2,796	318,562	—	—	321,358
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	264,475	—	—	264,475
Foreign currency translation adjustment	—	—	—	—	—	271,594	—	271,594
Net loss	—	—	—	—	—	—	(1,622,745)	(1,622,745)
Balances at September 30, 2024	—	$—	39,612,737	$396,127	$245,733,382	$781,530	$(217,466,320)	$29,444,719
Issuance of common stock for:
Exercise of Stock Options, RSUs & RSAs, net	—	—	229,097	2,291	(2,291)	—	—	—
Shares issued as compensation	—	—	49,000	490	89,180	—	—	89,670
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	231,581	—	—	231,581
Foreign currency translation adjustment	—	—	—	—	—	(451,035)	—	(451,035)
Net loss	—	—	—	—	—	—	(2,611,997)	(2,611,997)
Balances at December 31, 2024	—	$—	39,890,834	$398,908	$246,051,852	$330,495	$(220,078,317)	$26,702,938
Issuance of preferred stock under private equity placement, net of fees	24,956	19,648,488	—	—	—	—	—	—
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	1,137	11	4,002	—	—	4,013
Exercise of Stock Options, RSUs & RSAs, net	—	—	238,641	2,387	788	—	—	3,175
Issuance of common stock for acquisition of Visimid	—	—	102,700	1,027	391,561	—	—	392,588
Issuance of common stock for acquisition of G5	—	—	1,972,501	19,725	4,852,343	—	—	4,872,068
Issuance of common stock under private equity placement, net of fees	—	—	687,750	6,878	1,584,014	—	—	1,590,892
Issuance of warrants under private placement, net of fees	—	—	—	—	177,445	—	—	177,445
Preferred cumulative dividends plus accretion	—	14,751,134	—	—	(14,751,134)	—	—	(14,751,134)
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	194,303	—	—	194,303
Foreign currency translation adjustment	—	—	—	—	—	120,572	—	120,572
Net loss	—	—	—	—	—	—	(3,582,460)	(3,582,460)
Balances at March 31, 2025	24,956	$34,399,622	42,893,563	$428,936	$238,505,174	$451,067	$(223,660,777)	$15,724,400

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,404,698)	$(7,817,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,717,691	3,356,752
Interest from amortization of loan issuance costs	90,124	161,905
Amortization of fair value of loan	90,321	—
Loss on extinguishment of debt	506,280	418,502
Change in fair value of warrant liability	—	(870,554)
Change in fair value of acquisition earnout liabilities	12,234,529	130,445
Earnout payment for acquisition of G5, net of financing portion	(3,813,587)	—
Loss on disposal of property and equipment	4,016	80,505
Stock-based compensation on stock options, RSUs & RSAs, net	1,261,577	745,155
Provision for credit losses	(26,034)	(3,014)
Change in operating lease assets and liabilities	(181,814)	(91,582)
Inventory write-offs to allowance	215,129	135,625
Deferred taxes	(64,323)	(2,368)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,200,965)	(822,043)
Other current assets	(145,353)	73,362
Inventories	(247,597)	(1,206,340)
Prepaid expenses and deposits	(2,182,257)	(360,439)
Accounts payable and accrued liabilities	1,030,382	389,844
Net cash used in operating activities	(5,116,579)	(5,681,447)

Cash flows from investing activities:
Purchase of property and equipment	(1,844,395)	(580,726)
Proceeds from sale of equipment	—	10,648
Acquisition of Amorphous	(7,000,111)	—
Acquisition of G5	—	(20,250,011)
Net cash used in investing activities	(8,844,506)	(20,820,089)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,503	3,175
Proceeds from sale of common stock from Employee Stock Purchase Plan	24,862	14,385
Proceeds from issuance of common stock under public equity placement, net of fees	65,242,541	—
Proceeds from issuance of common stock under private equity placement, net of fees	7,894,045	437,725
Proceeds from issuance of preferred stock under private equity placement, net of fees	—	18,842,138
Proceeds from issuance of warrants under private equity placement, net of fees	—	4,620,561
Earnout payment for acquisition of G5, net of operating portion	(3,536,471)	—
Deferred payment for acquisition of Visimid	—	(125,000)
Borrowings on loans payable	—	6,659,596
Loan issuance costs	—	(597,465)
Payments on loans payable	(5,442,930)	(149,118)
Repayment of finance lease obligations	(168,089)	(133,711)
Net cash provided by financing activities	64,026,461	29,572,286
Effect of exchange rate on cash and cash equivalents	292,769	(72,133)
Change in cash and cash equivalents	50,358,145	2,998,617
Cash and cash equivalents, beginning of period	4,877,036	3,480,268
Cash and cash equivalents, end of period	$55,235,181	$6,478,885

Supplemental disclosure of cash flow information:
Interest paid in cash	$390,457	$66,136
Income taxes paid	$194,527	$118,016
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$275,471	$93,048
Operating right-of-use assets acquired in exchange for operating lease liabilities	$1,956,911	$—
Issuance of common stock for acquisition of Visimid	$350,000	$713,946
Issuance of common stock for acquisition of G5, including earnouts	$3,149,942	$4,872,068
Issuance of common stock for acquisition of AML, including earnouts	$1,027,080	$—
Accrual of earnout consideration for acquisition of G5	$—	$3,536,471
Accrual of earnout consideration for acquisition of AML	$1,780,000	$—
Extinguishment of debt in exchange for common stock, preferred stock, warrants and a note	$—	$3,057,110

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

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to our significant accounting policies during the nine months ended March 31, 2026, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

In connection with the acquisition of G5 Infrared, the Company also valued the earnout liability and the intangible assets acquired using Level 3 fair value methods. See Note 4, Acquisition of G5 Infrared, to these unaudited Condensed Consolidated Financial Statements for additional information.

Other than as disclosed above, the Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

3. Acquisition of Amorphous Materials

On January 20, 2026, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Amorphous Materials, LLC (“AML”), a Delaware limited liability company and wholly-owned subsidiary of the Company (“Buyer”), Amorphous Materials, Inc., a Texas corporation (“Seller”) and other parties thereto, pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, Buyer agreed to acquire substantially all of the assets (collectively, the “Assets”) and assume and acquire certain of the rights and liabilities of Seller (collectively, the “Liabilities” and such acquisition of Assets and assumption of the Liabilities together, the “Transaction”) relating to Seller’s business of compounding and melting a broad range of Chalcogenide glasses for third-party manufacturers. The Transaction closed on January 21, 2026 (the "AML Acquisition Date").

Aggregate consideration payable by the Company to Seller under the Asset Purchase Agreement in connection with the Transaction will not exceed $10.0 million and consists of (i) a cash payment of $7.0 million that was paid at closing (the “Cash Consideration”) and (ii) contingent consideration that will not exceed $3.0 million (the “Contingent Consideration”). The Contingent Consideration, if earned, is payable in shares of the Company's Class A common stock, $0.01 par value, ("Common Stock"), to be issued in up to six tranches of $500,000 each divided by the LPTH Stock Price (as calculated pursuant to the Asset Purchase Agreement) upon the achievement of certain milestones set forth in the Asset Purchase Agreement (each, a "Contingent Consideration  Payment").

We accounted for the acquisition of AML using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the AML Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change.

As of January 20, 2026, Seller satisfied the first milestone contemplated by the Contingent Consideration Payments and received an aggregate of 39,897 shares of Common Stock (or approximately $544,000 at fair value, determined by multiplying the number of shares issued by the fair value of the Common Stock on the AML Acquisition Date). On March 10, 2026, following the achievement of the second milestone, an additional 43,621 shares of Common Stock were issued (or approximately $482,000 at fair value as of the issuance date). The remaining estimated potential earnout has been accrued based on a preliminary third-party valuation and is included in Accrued liabilities the accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2026.

As of the AML Acquisition Date, the preliminary fair value of the aggregate consideration was approximately $9.2 million which consisted of (i) the Cash Consideration, (ii) 39,897 shares of Common Stock (or approximately $544,000 at fair value, determined by multiplying the number of shares issued by $13.64 per share, which was the closing price on the AML Acquisition Date), and (iii) potential earnout consideration subject to achievement of five additional technical milestones, as defined in the Asset Purchase Agreement. As of the AML Acquisition Date, the fair value of consideration transferred consisted of the following:

January 21,
Description	2026
Cash consideration	$7,000,111
Net working capital adjustment	(157,394)
Equity portion of consideration	544,195
Earnout portion of consideration	1,780,000
Selling expense at closing	2,000
Fair value of consideration transferred	$9,168,912

The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the AML Acquisition Date:

Preliminary as of
March 31,
Description	2026
Assets:
Accounts receivable	$155,324
Inventory	455,399
Property and equipment	182,050
Goodwill	5,561,256
Other intangible assets	2,980,000
Total assets acquired	$9,334,029
Liabilities:
Accounts payable	27,994
Accrued liabilities	97,134
Operating lease liabilities, current	39,989
Total liabilities assumed	$165,117
Net assets acquired	$9,168,912

Intangible assets – All intangible assets acquired in the acquisition of AML are subject to amortization. The fair value of identifiable intangible assets acquired as of the AML Acquisition Date is as follows:

		Useful Lives
Intangible Asset	Total	(Years)
Backlog	$90,000	1
Know-how	930,000	10
Tradename	390,000	10
Customer relationships	1,570,000	10
Total	$2,980,000

Goodwill – The $5.6 million of goodwill recognized is attributable to AML’s assembled workforce and expected synergies related to the expansion of our infrared glass portfolio and manufacturing capabilities. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 9, Goodwill and Intangible Assets, in these Notes to these unaudited Condensed Consolidated Financial Statements for further information.

The Company’s unaudited Condensed Consolidated Financial Statements reflect the financial results of AML beginning on the AML Acquisition Date. Revenue generated by AML from the AML Acquisition date through March 31, 2026 is approximately $1.0 million and is included in our infrared components product group, with net income of approximately $0.3 million.

For the three and nine months ended March 31, 2026, we incurred approximately $0.1 million and $0.2 million in acquisition costs which are included in the unaudited Consolidated Statements of Comprehensive Income in the line item entitled “Selling, general and administrative.”

See Note 4, Acquisition of G5 Infrared, in these Notes to these unaudited Condensed Consolidated Financial Statements for unaudited consolidated pro forma information.

4. Acquisition of G5 Infrared

In February 2025, the Company acquired G5 Infrared LLC, a New Hampshire limited liability company (“G5 Infrared”), pursuant to a Membership Interest Purchase Agreement (the “G5 MIPA”) by and among the Company, G5 Infrared, the members of G5 Infrared (collectively, the “G5 Sellers”), and Kenneth R. Greenslade, solely in his capacity as G5 Sellers’ Representative. The Company has acquired from the G5 Sellers all of the issued and outstanding membership interests of G5 Infrared, which closed on February 18, 2025 (the “G5 Acquisition Date”).

Net assets and results of operations of G5 Infrared are reflected in our financial results commencing on the G5 Acquisition Date. Revenue generated by G5 Infrared is included in our infrared components and assemblies and modules product groups.

We accounted for the acquisition of G5 Infrared using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the G5 Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill.

The fair value of the aggregate consideration was approximately $27.1 million which consisted of (i) $20.3 million in cash, (ii) 1,972,501 shares of the Common Stock (at a value of $2.47 per share, which was the closing price on the G5 Acquisition Date), and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the G5 MIPA. As of the G5 Acquisition Date, the fair value of consideration transferred consisted of the following:

February 18,
Description	2025
Cash consideration	$20,250,000
Net working capital adjustment	(423,871)
Equity portion of consideration	4,872,066
Earnout portion of consideration	3,536,471
Revenue clawback	(1,104,471)
Fair value of consideration transferred	$27,130,195

The fair value of the equity portion of the consideration was determined by multiplying the number of shares issued, 1,972,501, by the fair value of the Common Stock on the G5 Acquisition Date, which was $2.47. The initial cash consideration at closing was subject to a net working capital adjustment, which was settled in June 2025. The G5 MIPA also included a provision for a clawback amount if G5 Infrared’s actual revenue for the 2024 calendar year was less than $17.3 million. This clawback amount was settled in June 2025 and is reflected in the determination of the purchase price.

Earnout payments of an aggregate of up to $23.0 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the G5 MIPA. If the targets are achieved during the respective periods, LightPath will (i) issue an aggregate number of shares Common Stock equal to 30% of the earnout payment divided by the average close price for the ten trading days immediately prior to the first anniversary of the earnout commencement date, as defined in the G5 MIPA, and (ii) pay additional cash consideration in an amount equal to 70% of the earnout payment, in each case to the former G5 Infrared members. The earnout is considered contingent consideration and is accounted for as a liability initially measured at fair value, with changes during each reporting period recognized in earnings. The portion of the earnout that will be settled in stock will also be accounted for as a liability since the achievement of targets adjusts the number of shares to be issued at settlement based on a variable other than the Company’s Common Stock, and therefore it does not meet the criteria in ASC 480, Distinguishing Liabilities from Equity. The fair value of the earnout in the accompanying unaudited Condensed Consolidated Balance Sheet is calculated using a Monte Carlo valuation method, which involves assumptions of revenue and EBITDA forecasts, discount rates and revenue volatility. Significant increases or decreases in any of those assumptions in isolation could result in a significantly higher or lower fair value measurement. The earnout liability is subject to fair value measurement each reporting period. During the quarter ended March 31, 2026, the first earnout period ended and based on the targets achieved, the first earnout payment was made to the G5 Sellers for $7.3 million in cash and $3.2 million in shares of Common Stock (297,445 shares). As of March 31, 2026, the remaining earnout liability was increased to $6.7 million, resulting in a total charge of $12.2 million since  June 30, 2025, which is included in the “Change in fair value of acquisition liabilities” in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). Subsequently, on April 16, 2026, we executed a side letter agreement with the G5 Sellers which set the year two earnout payment amount and accelerated the payment timeline. Pursuant to the agreement, the earnout amount will be $9 million, comprised of $6.3 million in cash and $2.7 million in shares of Common Stock, to be paid after January 1, 2027 and on or before January 15, 2027.

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

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2025, primarily related to refined assumptions in the valuation of the earnout consideration, and intangible assets such as backlog, customer relationships and know-how intangible assets. Deferred tax liabilities were adjusted for the revised intangible asset values, and for the refined tax rate apportionment calculation. The net impact of the aforementioned adjustments resulted in an increase to goodwill. There have been no further adjustments since June 30, 2025.

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

Goodwill – The $7.0 million of goodwill recognized is attributable to G5 Infrared’s market presence, the assembled workforce and established operating infrastructure. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 9, Goodwill and Intangible Assets, in these Notes to these unaudited Condensed Consolidated Financial Statements for further information.

Acquisition Financing

In conjunction with the financing of the acquisition of G5 Infrared, the Company designated a new series of preferred stock, “Series G Convertible Preferred Stock”, which is convertible into shares of Common Stock. Concurrent with the entry into the G5 MIPA on February 13, 2025, we entered into (i) a Securities Purchase Agreement (the “Securities Purchase Agreement”) by and among the Company and North Run Capital, AIGH Investment Partners, LP, WVP Emerging Manager Offshore Fund LLC, the Lytton-Kambara Foundation and Alice W. Lytton Family LLC (collectively, the “Series G Purchasers”), (ii) a Class A Common Securities Purchase Agreement by and between the Company and Lytton-Kambara Foundation (the “Class A Purchaser”), and (iii) two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”)(see Note 14, Loans Payable) for total proceeds of approximately $32.2 million, inclusive of the conversion of the bridge promissory note (the “Bridge Note”) (see Note 14, Loans Payable), and before deducting offering expenses of $2.2 million incurred by the Company, which was used to fund, in part, the cash consideration payable in connection with the acquisition of G5 Infrared. Pursuant to the Securities Purchase Agreement, the Series G Purchasers purchased from the Company (i) an aggregate of approximately 24,956 shares of Series G Convertible Preferred Stock, (ii) warrants to purchase an aggregate of 4,352,774 shares of Common Stock, with an exercise price of $2.58 per share (the “Series G Purchasers Warrants”), and (iii) the Acquisition Notes, which were convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold. The Securities Purchase Agreement closed on February 18, 2025. As discussed further in Note 14, Loans Payable, each of the Acquisition Notes and the Bridge Note were paid in full as of December 31, 2025.

Each share of Series G Convertible Preferred Stock has an initial stated value of $1,000.00 per share, and bears dividends at a per annum rate of 6.5%. With respect to dividends, distributions and payments upon liquidation, dissolution or winding up of the Company, the Series G Convertible Preferred Stock ranks senior to all classes of the Common Stock, unless the Lead Investor (as defined in the Securities Purchase Agreement) consents to the creation of parity or senior securities. Each holder may convert shares of Series G Convertible Preferred Stock into shares of Common Stock at a conversion rate equal to the conversion amount divided by the conversion price. The initial conversion price is $2.15 per share, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions and similar events as provided in the Certificate of Designation. Based on an analysis of the Series G Convertible Preferred Stock, it was concluded that they are more akin to an equity-type instrument. Economic characteristics and risks of an equity-linked conversion option are clearly and closely related to an equity-type host; thus, the conversion option embedded in the Series G Convertible Preferred Stock do not require bifurcation or liability classification under ASC 815, Derivatives and Hedging. It also does not meet the definition of being mandatorily redeemable under ASC 480-10-20 because it does not embody an unconditional obligation to redeem the instrument. The Series G Convertible Preferred Stock is redeemable at the option of the holder after the 5 year Guaranteed Term, thus, it should be classified as mezzanine equity, outside of permanent equity. The Series G Convertible Preferred was valued using a Binomial Lattice Model which considers the ability of the investor to convert the instrument into Common Stock at any time, and for the Company's call option and the investor's put option which are available after 5 years. The model incorporates transaction details such as stock price, contractual conversion price, dividend yield, discount rates, expected volatility, market credit spread, estimated yield and investor exercise behavior. The Company elected to recognize any redemption value changes immediately as they occur and adjust the carrying amount to equal the redemption value at each reporting period.

Unaudited supplemental pro forma information

The following table presents unaudited pro forma financial results of the operations acquired with G5 Infrared and AML. The pro forma results include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the loss on extinguishment of debt (as described in Note 14, Loans Payable, to these Consolidated Financial Statements). The pro forma results were prepared as if the acquisition of G5 Infrared was completed on the first day of our fiscal 2024, July 1, 2023, and as if the acquisition of AML was completed on the first day of our fiscal year 2025, July 1, 2024. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisitions of G5 Infrared and AML been completed for the periods presented, or which may be realized in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue	$19,186,814	$11,277,802	$52,117,840	$39,261,202

Loss before income taxes	$(3,788,897)	$(3,103,705)	$(15,630,482)	$(5,869,058)

5. Acquisition of Visimid Technologies

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023 (the “Visimid Acquisition Date”).

The Company’s unaudited Condensed Consolidated Financial Statements reflect the financial results of Visimid beginning on the Visimid Acquisition Date. The purchase price included $1.0 million in cash, $1,550,000 of restricted stock, $150,000 of assumed bank debt, and an earnout which is contingent upon the award and completion of a specific customer contract. Of the restricted stock payable as part of the purchase price, $150,000 (81,610 shares) was issued at closing, with the remaining balance issued in four equal installments of $350,000 each, on January 1, 2024, July 1, 2024, January 1, 2025 and July 1, 2025. The number of shares was based on the average closing price of the Common Stock, as reported by Bloomberg, for the five trading days prior to each stock issuance. For the January 1, 2024 installment, 267,176 shares were issued; for the July 1, 2024 installment, 279,553 shares were issued; for the January 1, 2025 installment, 102,700 shares were issued; and for the July 1, 2025 installment, 112,323 shares were issued, which was the final equity installment.

The total purchase price, net of cash acquired and including the estimated potential earnout, is approximately $2.7 million, based on present values as of the Visimid Acquisition Date. Of this amount, $600,000 was paid at closing, cash installments of $150,000, $125,000 and $125,000 were paid in October 2023, January 2024 and September 2024, respectively, per the terms of the purchase agreement. The balance of the estimated potential earnout was accrued and is included in Accrued liabilities in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2026.

6. Revenue

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $1.2 million and $0.5 million as of March 31, 2026 and June 30, 2025, respectively, and is included in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. The balance of deferred revenue as of June 30, 2025 was recognized during the fiscal quarter ended September 30, 2025.

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

We categorize our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services.

Revenue by product group for the three and nine months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Infrared components	$6,147,583	$3,640,517	$15,423,577	$9,363,477
Visible components	3,971,593	2,838,346	11,254,273	8,901,076
Assemblies and modules	8,434,403	1,852,482	21,504,936	3,803,364
Engineering services	596,235	836,282	2,376,961	2,924,920
Total revenue	$19,149,814	$9,167,627	$50,559,747	$24,992,837

7. Inventories

The components of inventories include the following:

	March 31,	June 30,
	2026	2025
Raw materials	$7,152,348	$4,507,764
Work in process	6,088,970	7,321,779
Finished goods	2,468,766	3,053,726
Allowance for obsolescence	(2,365,379)	(2,024,431)
Total inventories, net	$13,344,705	$12,858,838

During the nine months ended March 31, 2026 and 2025, the Company evaluated all allowed items and disposed of approximately $0.2 million and $0.1 million, respectively, of inventory items and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $0.8 million and $1.1 million as of March 31, 2026 and June 30, 2025, respectively.

8. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives	March 31,	June 30,
	(Years)	2026	2025
Manufacturing equipment	5 - 10	$25,861,656	$24,257,063
Computer equipment and software	3 - 5	1,519,200	1,449,494
Furniture and fixtures	5	447,963	398,800
Leasehold improvements	5 - 10	9,733,615	9,411,482
Construction in progress		1,863,472	1,536,968
Total property and equipment		39,425,906	37,053,807
Less accumulated depreciation and amortization		(23,597,667)	(21,189,746)
Total property and equipment, net		$15,828,239	$15,864,061

Depreciation expense was $0.8 million and $0.7 million for the three-month periods ended March 31, 2026 and 2025, respectively, and $2.3 million and $1.9 million for the nine-month periods ended March 31, 2026 and 2025, respectively.

9. Goodwill and Intangible Assets

The increase in goodwill of $5.6 million during the nine months ended March 31, 2026 was due to the acquisition of AML.  The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill and intangible assets are subject to change. See Note 3, Acquisition of Amorphous Materials, to these unaudited Condensed Consolidated Financial Statements, for more information. There have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Amortizable intangible assets were comprised of:

	Useful Lives	March 31,	June 30,
	(Years)	2026	2025
Customer relationships	10 - 15	$10,422,300	$8,852,300
Know-how	8 - 10	9,928,304	8,998,304
Tradenames	8 - 15	8,096,418	7,706,418
Backlog	1	914,525	824,525
Total intangible assets		29,361,547	26,381,547
Less accumulated amortization		(11,771,919)	(10,393,624)
Total intangible assets, net		$17,589,628	$15,987,923

Future amortization of intangible assets is as follows:

Fiscal year ending:
June 30, 2026 (remaining three months)	$455,026
June 30, 2027	1,780,543
June 30, 2028	1,730,103
June 30, 2029	1,730,103
June 30, 2030	1,730,103
After June 30, 2030	10,163,750
$17,589,628

10. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three and nine months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Loss before income taxes	$(4,014,897)	$(3,482,429)	$(16,201,482)	$(7,657,010)
Income tax provision	$91,390	$100,031	$203,216	$160,192
Effective income tax rate	-2%	-3%	-1%	-2%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three and nine months ended March 31, 2026 and 2025, income tax expense was primarily related to income taxes from our operations in China and Chinese withholding taxes on payments from our wholly-owned subsidiary, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of  March 31, 2026 and June 30, 2025, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of March 31, 2026 and June 30, 2025 consist primarily of federal and state tax credits with indefinite carryover periods. The net deferred tax liabilities as of March 31, 2026 and June 30, 2025 are related to LPOIZ, primarily resulting from timing differences related to accelerated depreciation on fixed assets.

U.S. Federal and State Income Taxes

Our U.S. federal and state statutory income tax rate is estimated to be 25.5%. Based on our current assessment of the valuation allowance position on our net deferred tax assets, no additional tax expense or benefit is expected to be recorded on pre-tax income or losses generated in the U.S.

On July 4, 2025, the One Big Beautiful Bill Act was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31.0 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

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

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of March 31, 2026, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025 are related to LPOIZ, primarily related to timing differences related to accelerated depreciation on fixed assets.

The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. The Company also intends to reinvest a portion of the earnings generated by its foreign subsidiaries. The Company accrues withholding taxes on the portion of LPOIZ’s earnings that it intends to repatriate. Accrued and unpaid withholding taxes were approximately $32,000 as of both March 31, 2026 and June 30, 2025. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited Condensed Consolidated Financial Statements.

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

11. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our 2002 Amended and Restated Omnibus Incentive Plan, as amended (the “2002 Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “2018 SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The 2018 SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 13,715,625 shares of our Common Stock for issuance pursuant to awards granted under the 2002 Omnibus Plan or SICP. As of March 31, 2026, 2,632,750 shares of Common Stock were authorized and available for issuance pursuant to awards granted under the 2018 SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three and nine months ended March 31, 2026 and 2025, the majority of which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Stock options	$207,136	$10,574	$306,895	$32,192
RSAs	157,056	138,781	302,900	304,999
RSUs	198,774	89,779	651,782	407,964
Total	$562,966	$239,134	$1,261,577	$745,155

We also adopted the LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP permits employees to purchase Common Stock through payroll deductions, subject to certain limitations. The 2014 ESPP expired in January 2025 and a new Employee Stock Purchase Plan (“2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The first purchase of shares under the 2025 ESPP occurred in January 2026, immediately following the offering period ended  December 31, 2025. The discount for the nine months ended March 31, 2026 and 2025 was $2,500 and $1,500, respectively, included in SG&A expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 10% discount given to the employees purchasing stock under the 2025 ESPP and 2014 ESPP, respectively.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2014 ESPP and 2025 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the nine months ended March 31, 2026 and 2025. The volatility rate and expected term are based on seven-year historical trends in Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

Nine Months Ended
March 31,
2026
Weighted-average expected volatility	74.0%
Dividend yields	0%
Weighted-average risk-free interest rate	4.2%
Weighted-average expected term, in years	7.5

No stock options were granted during the nine months ended March 31, 2025.

In March 2026, we granted stock options to certain executives with vesting criteria linked to the Company's financial performance. The stock compensation expense related to these grants reflects the application of estimated probability assumptions related to the achievement of those financial targets. These assumptions will be evaluated for adjustment each fiscal quarter.

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

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the nine months ended March 31, 2026 is presented below:

	Stock Options			Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Remaining		Remaining		Remaining
	Shares	Price	Contract	Shares	Contract	Shares	Contract
June 30, 2025	720,619	$2.10	7.2	1,080,953	0.6	121,912	1.2
Granted	3,441,565	$10.53		564,031		56,158	—
Exercised	(7,385)			(184,279)		(123,522)	—
Cancelled/Forfeited	(9,579)	$1.74		—		—	—
March 31, 2026	4,145,220	$9.06	9.4	1,460,705	1.1	54,548	1.4
Awards exercisable/vested as of
March 31, 2026	355,696	$1.99	4.2	776,804	—	—	—
Awards unexercisable/vested as of
March 31, 2026	3,789,524	$9.72	9.9	683,901	2.4	54,548	1.4
	4,145,220			1,460,705		54,548

As of March 31, 2026, there was approximately $24.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including stock options, RSAs and RSUs) granted. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2026 (remaining three months)	$1,351,347	$139,224	$881,960	$2,372,531
June 30, 2027	5,419,964	362,619	2,619,614	8,402,197
June 30, 2028	5,399,788	62,582	1,893,706	7,356,076
June 30, 2029	3,706,822	—	1,275,206	4,982,028
June 30, 2030	515,354	—	—	515,354
June 30, 2031	371,337	—	—	371,337
	$16,764,612	$564,425	$6,670,486	$23,999,523

12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding during each period presented. The computation of diluted earnings (loss) per share further assumes the potential dilutive effect of potential Common Stock using the treasury-stock method and if-converted method, as applicable. During periods in which the average market price of the Company's common stock is above the applicable conversion price of the Company's convertible notes, the impact of conversion would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Company's common stock is above the conversion price, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. The Series G Purchasers Warrants and the Series G Convertible Preferred Stock are participating securities as the holders of such instruments participate in the event a dividend is paid on the Common Stock, however the holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders. The computations for basic and diluted earnings (loss) per share of Common Stock are described in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net loss	$(4,106,287)	$(3,582,460)	$(16,404,698)	$(7,817,202)
Accretion of dividends on Series G preferred	—	(14,751,134)	—	(14,751,134)
Net loss attributable to stockholders	$(4,106,287)	$(18,333,594)	$(16,404,698)	$(22,568,336)

Weighted-average common shares outstanding:
Basic number of shares	58,628,741	41,363,643	49,572,872	40,209,657
Diluted number of shares	58,628,741	41,363,643	49,572,872	40,209,657

Loss per common share:
Basic	$(0.07)	$(0.44)	$(0.33)	$(0.56)
Diluted	$(0.07)	$(0.44)	$(0.33)	$(0.56)

The following potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Common Stock, as their effects would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Options to purchase common stock	974,741	394,527	816,317	486,965
RSUs and RSAs	1,124,652	1,131,004	1,170,969	1,285,881
Series G convertible preferred & warrants	3,510,464	2,890,176	4,793,299	935,057
	5,609,857	4,415,707	6,780,585	2,707,903

We have also accrued for certain acquisition liabilities related to the G5 Infrared and AML acquisitions, a portion of which is expected to be settled in shares of Common Stock, however the number of shares to be issued is dependent upon the stock price at or near the date of settlement. As the number of shares is not known, they have not been included in the above potential dilutive shares. See Note 3, Acquisition of Amorphous Materials and Note 4, Acquisition of G5 Infrared, to these unaudited Condensed Consolidated Financial Statements, for more information.

All of the Series G Purchasers Warrants were exercised during the nine months ended March 31, 2026, by means of "cashless exercise" as defined in the respective warrant agreements. As of March 31, 2026, no Series G Purchasers Warrants were outstanding.

During the three months ended March 31, 2026, certain holders of Series G Convertible Preferred Stock elected "optional conversion," as defined in the certificate of designations. A total of 7,610 shares of Series G Convertible Preferred Stock, which have a stated value of $1,000 per share, were converted into 3,539,379 shares of Common Stock at a conversion price of $2.15 per share. As a result of the conversion, we reclassified $10.4 million from temporary equity to common stock and additional paid-in capital. Following the conversions, 17,346 shares of Series G Convertible Preferred Stock remained issued and outstanding as of March 31, 2026.

13. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Plano, Texas; Hudson, New Hampshire; Riga, Latvia; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms ending at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have eighteen finance lease agreements entered into during fiscal years 2024 thru 2026 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

Our operating lease ROU assets and the related lease liabilities are initially measured at the present value of future lease payments over the lease term. One of our operating leases includes renewal options, which were not included in the measurement of the operating lease ROU assets and related lease liabilities. The lease on the premises comprising our primary facility in Orlando, Florida. The Orlando Facility lease was amended in April 2021, and again in September 2021, to expand the space. The lease term was extended and will expire on March 31, 2034.

Our wholly-owned subsidiary, G5 Infrared, has a lease agreement for a manufacturing and office facility in Hudson, New Hampshire, which expires December 31, 2031. The Company’s wholly-owned subsidiary, Visimid, has a lease agreement for a manufacturing and office facility in Plano, Texas, which commenced September 1, 2025 for a five-year term. The prior facility was relocated to this larger facility, and the lease of the prior facility, which was set to expire  October 31, 2026, was terminated in March 2026 pursuant to a mutual agreement with the lessor.

Our wholly-owned subsidiary, LPOIZ, has a lease agreement for a manufacturing and office facility in Zhenjiang, China, which expires December 31, 2027. ISP’s wholly-owned subsidiary, ISP Latvia, has two lease agreements for a manufacturing and office facility in Riga, Latvia, which leases expire December 31, 2030.

The components of lease expense for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease cost	$319,082	$265,245	$883,194	$803,725
Finance lease cost:
Depreciation of lease assets	52,274	45,466	142,530	126,198
Interest on lease liabilities	19,717	18,105	54,547	49,194
Total finance lease cost	71,991	63,571	197,077	175,392
Total lease cost	$391,073	$328,816	$1,080,271	$979,117

Supplemental balance sheet information related to the leases as of March 31, 2026 and June 30, 2025 was as follows:

		March 31,	June 30,
	Classification	2026	2025
Assets:
Operating lease assets	Operating lease assets	$8,406,283	$7,429,378
Finance lease assets	Property and equipment, net(1)	1,044,445	920,569
Total lease assets		$9,450,728	$8,349,947

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,177,423	$1,254,062
Finance leases	Finance lease liabilities, current	271,015	206,518

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	9,197,980	8,326,250
Finance leases	Finance lease liabilities, less current portion	460,316	421,363
Total lease liabilities		$11,106,734	$10,208,193

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $0.4 million and $0.3 million as of March 31, 2026 and June 30, 2025, respectively.

Lease term and discount rate information related to leases was as follows:

March 31,
Lease Term and Discount Rate	2026
Weighted Average Remaining Lease Term (in years)
Operating leases	7.2
Finance leases	2.8

Weighted Average Discount Rate
Operating leases	3.1%
Finance leases	9.2%

Supplemental cash flow information was as follows for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,056,876	$887,180
Operating cash used for finance leases	$54,548	$49,194
Financing cash used for finance leases	$168,089	$133,711

Future maturities of lease liabilities were as follows as of March 31, 2026:

	Finance	Operating
Fiscal year ending:	Leases	Leases
June 30, 2026 (remaining three months)	$83,868	$397,980
June 30, 2027	318,382	1,592,513
June 30, 2028	274,265	1,661,520
June 30, 2029	116,952	1,660,647
June 30, 2030	23,779	1,705,603
Thereafter	18,278	4,926,194
Total future minimum payments	835,524	11,944,457
Less imputed interest	(104,193)	(1,569,054)
Present value of lease liabilities	$731,331	$10,375,403

14. Loans Payable

As of March 31, 2026, loans payable consisted of one equipment loan. The Acquisition Notes, as defined in Note 4, Acquisition of G5 Infrared, were paid in full during the quarter ended December 31, 2025.

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

The Acquisition Notes were automatically convertible into shares of Series G Convertible Preferred Stock, which were in turn convertible into shares of Common Stock, if the EBITDA reported by the Company for the calendar year ending December 31, 2025, was less than approximately $4.9 million (the “Automatic Note Conversion”). We determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion is (i) indexed to the Company’s own stock, (ii) settled in shares instead of cash, and (iii) only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions. The Acquisition Notes contained other redemption features which the Company determined did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan was 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.94% as of March 31, 2026).

Future maturities of loans payable are as follows:

Equipment
Loan
Fiscal year ending:
June 30, 2026 (remaining three months)	$28,271
June 30, 2027	113,085
June 30, 2028	75,390
Total payments	$216,746
Less current portion	(113,085)
Non-current portion	$103,661

15. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.3 million and $1.0 million as of March 31, 2026 and June 30, 2025, respectively. For the three months ended March 31, 2026 and 2025, we recognized net foreign currency transaction losses of $0.1 million and gains of $0.01 million, respectively. We also recognized net foreign currency transaction losses of $0.1 million and a gain of $0.01 million for the nine months ended March 31, 2026 and 2025, respectively, included in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $55.2 million at March 31, 2026. Of this amount, approximately 6% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the respective subsidiary must equal at least 50% of its registered capital before any funds can be repatriated through dividends. As of March 31, 2026, LPOIZ had approximately $0.5 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2026.

Revenues from foreign countries for the three and nine months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues:
United States	$10,121,552	$5,745,895	$24,403,590	$16,374,544
Europe	6,978,833	2,267,780	20,775,704	4,857,768
China	1,036,800	711,823	3,210,798	2,036,124
Other Asian countries	791,485	260,432	1,478,072	742,950
Rest of world	221,144	181,697	691,583	981,451
	$19,149,814	$9,167,627	$50,559,747	$24,992,837

Long-lived assets located in foreign countries as of March 31, 2026 and June 30, 2025 are as follows:

	March 31,	June 30,
	2026	2025
Long-lived assets:
United States	$54,256,805	$45,982,722
Latvia	4,891,752	4,848,441
China	2,112,990	2,300,608
	$61,261,547	$53,131,771

16. Segment Reporting

The Company has one reportable operating segment, the optics segment that is managed on a consolidated basis. The optics segment designs and manufactures products at locations in the U.S., Europe and Asia and manages the business activities on a consolidated basis. Our Chief Operating Decision Maker (“CODM”) is the chief executive officer. The CODM assesses performance for the optics segment and decides how to allocate resources based on consolidated net loss that also is reported on the consolidated statements of comprehensive income (loss) as consolidated net loss. The types of products and services from which the optics segment derives its revenues is described in Note 6, Revenue. The accounting policies of the optics segment are the same as those described in Note 2, Significant Accounting Policies, to these unaudited Condensed Consolidated Financial Statements. The measure of segment assets is reported on the consolidated balance sheet as total assets. See Note 6, Revenue, for detail about revenue by product and service group, and Note 15, Foreign Operations, for geographic information.

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

	Optics Segment
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue	$19,149,814	$9,167,627	$50,559,747	$24,992,837
Cost of goods sold	12,193,531	6,503,526	33,100,562	17,553,476
Segment gross profit	6,956,283	2,664,101	17,459,185	7,439,361

Less:
Sales & marketing	865,308	919,174	2,429,171	2,253,941
General & administrative	3,085,465	1,676,591	7,752,628	4,385,267
Corporate	2,345,513	1,852,594	6,357,818	4,435,797
New product development	1,041,794	757,938	2,658,051	1,998,775
Loss on disposal of equipment	—	2,068	4,016	80,505
Amortization of intangible assets	477,245	779,025	1,378,295	1,469,512
Change in fair value of acquisition liabilities	3,393,000	130,445	12,234,529	130,445
Interest expense, net	(271,641)	486,833	282,235	805,246
Other non-operating income (expense), net(1)	34,496	(458,138)	563,924	(463,117)
Provision for income taxes	91,390	100,031	203,216	160,192
Segment net loss	(4,106,287)	(3,582,460)	(16,404,698)	(7,817,202)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(4,106,287)	$(3,582,460)	$(16,404,698)	$(7,817,202)

(1) Other non-operating income (expense) includes loss on extinguishment of debt, change in fair value of warrant liability, and other income (expense), net, each of which is presented on the unaudited condensed consolidated statements of comprehensive income (loss).

17. Contingencies

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

On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Furthermore, the Company may be eligible to receive refunds of certain tariffs it paid that were levied under the IEEPA. If it is determined that the Company is eligible for refunds, the availability, amount and timing of such refunds is uncertain and subject to further developments. In the event the Company receives a refund of tariffs previously paid, it may elect or be required to return a portion of such amounts to customers that provided the Company tariff relief and/or price concessions. Any such obligations could reduce any benefit from a refund. No refund asset or liability has been recorded as of  March 31, 2026.

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

In February 2026, the U.S. and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, could lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we do not expect the impacts of conflict between the United States, Israel, and Iran to have a significant effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of potential future impacts at this time.

18. Offerings of Common Stock

On September 15, 2025, the Company entered into a Securities Purchase Agreement (the “Private Placement SPA”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), and Ondas Holdings Inc., a Nevada corporation (“Ondas,” together with Unusual Machines, the "Private Placement Buyers”), pursuant to which the Private Placement Buyers agreed to purchase from the Company an aggregate of 1,600,000 shares of Class A Common Stock (the “Private Placement Securities”) at a purchase price of $5.00 per share (the “Private Placement”). The Private Placement closed on September 16, 2025 and the Company received aggregate proceeds from the Private Placement of $8.0 million, before deducting offering expenses of approximately $0.1 million paid by the Company. The Company intends to use the proceeds from the Private Placement to fund working capital and other general corporate purposes. The Private Placement SPA contains customary representations, warranties, covenants, conditions and indemnification obligations of the parties.

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 7,750,000 shares of Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Common Stock in the Offering at the public offering price. The Offering closed on December 15, 2025, for a total of 8,912,500 shares of Common Stock (including the 1,162,500 shares issuable pursuant to the Underwriter’s 30-day option), with net proceeds of $65.2 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

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

Subsidiaries

In November 2005, we formed LPOI, a wholly-owned subsidiary, located in Jiading, People’s Republic of China, which was primarily engaged in sales and support functions. In December 2013, we formed LPOIZ, a wholly-owned subsidiary located in the New City district, of the Jiangsu province, of the People’s Republic of China. LPOIZ’s manufacturing facility serves as our primary manufacturing facility in China and provides a lower cost structure for production of larger volumes of optical components and assemblies. Effective February 28, 2023, the legal entities of LPOI and LPOIZ were merged, with LPOIZ as the surviving company.

In December 2016, we acquired ISP, and its wholly-owned subsidiary, ISP Latvia. ISP is a vertically-integrated manufacturer offering a full range of infrared products from custom infrared optical elements to catalog and high-performance lens assemblies. ISP’s manufacturing operation is located at our corporate headquarters facility in Orlando, Florida (the “Orlando Facility”). ISP Latvia is a manufacturer of high precision optics and offers a full range of infrared products, including catalog and custom infrared optics. ISP Latvia’s manufacturing facility is located in Riga, Latvia.

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

In January 2026, we acquired the assets of Amorphous Materials, Inc. through our newly-formed, wholly-owned subsidiary, AML. AML specializes in infrared glass fabrication, and operates from a manufacturing facility in Garland, Texas. We believe that this acquisition further strengthens LightPath's position as a leader in infrared imaging by expanding our materials portfolio and glass fabrication capabilities.

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

Our infrared product group is comprised of both molded and turned infrared lenses using a variety of infrared glass materials. This product group includes both conventional and CNC ground and polished lenses. This product group also includes revenue from sales of our BlackDiamond glass materials, the infrared materials offered by AML, and G5 Infrared’s optical component and coating business. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that is transitioning the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass (“BlackDiamond”) and proprietary molding technologies, significantly increases our value add to customers. This transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid, the February 2025 acquisition of G5 Infrared, and the January 2026 acquisition of the assets of Amorphous Materials, Inc., is positioning the Company for significant growth and higher profitability in coming years. Each of these acquisitions has also added to our technological differentiators.

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

Examples of this strategic approach can be found in many of our recent new product lines. We refer to these as LightPath 2.0 and 3.0, as that symbolizes the evolution of the Company. LightPath 2.0 refers to our assemblies and LightPath 3.0 refers to our cameras and related subsystems and systems. Like any company, a successful implementation of a strategy depends heavily on differentiators. In our case, those differentiators mostly tend to be technologies and capabilities. Over the last few years we have worked to, and will continue to work to, add and evolve our differentiators. Some of our differentiators currently include our unique BlackDiamond materials, optical system design capabilities, glass molding technology, processing of thermal images, and long range imaging technologies. Examples of how those differentiators translate into revenue include our multispectral Mantis camera, our missile program with Lockheed Martin, our long range cameras for border patrol and C-UAS applications, and a number of other system and subsystem level products and programs that are enabled by these technologies. A recent example was our announcement of two G5 Infrared cameras that have been re-designed to eliminate Germanium from the bill of materials, leveraging the advantages of our BlackDiamond materials as alternative to Germanium.

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

Results of Operations

Revenue

Three Months ended March 31, 2026, compared to three months ended March 31, 2025

Revenue for the third quarter of fiscal 2026 was approximately $19.1 million, an increase of approximately $10.0 million, or 109%, as compared to approximately $9.2 million in the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules. While the G5 Infrared revenue was a significant contributor to the increase in revenue of infrared components and assemblies and modules for the third quarter of fiscal 2026, other revenue from infrared components and assemblies and modules also grew, as well as revenue from visible components. G5 Infrared revenue was included for approximately half of the third quarter of the prior fiscal year.

Revenue from infrared components was approximately $6.1 million in the third quarter of fiscal 2026, an increase of $2.5 million, or 69%, as compared to the same quarter of the prior fiscal year. Of this increase, approximately $0.9 million is due to an increase in G5 Infrared sales of coating services and components. The AML transaction, which closed during the third quarter of fiscal 2026, contributed approximately $1 million to the increase in sales of infrared components. The remaining $0.6 million increase in revenue is primarily due to an increase in sales to defense and industrial customers in Europe.

Revenue from the visible components product group for the third quarter of fiscal 2026 was $4.0 million, an increase of approximately $1.1 million, or 40%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by an increase in sales to industrial customers in the U.S., Europe and Asia.

Revenue from assemblies and modules was approximately $8.4 million in the third quarter of fiscal 2026, an increase of approximately $6.6 million, or 355%, as compared to the same quarter of the prior fiscal year. Of this increase, approximately $6.4 million is due to an increase in G5 Infrared sales of cameras and modules, including the previously announced program with a large global technology customer.

Revenue from engineering services decreased by approximately $0.2 million, or 29%, for the third quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. The third quarter of fiscal 2025 included non-recurring revenue from a space-related funded research contracts. Visimid’s development contract with Lockheed Martin also contributed to the decrease, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the third quarter of fiscal 2026, the revenue recognized against this contract was less than in the third quarter of fiscal 2025.

Nine months ended March 31, 2026, compared to nine months ended March 31, 2025

Revenue for the first nine months of fiscal 2026 was approximately $50.6 million, an increase of approximately $25.6 million, or 102%, as compared to approximately $25.0 million in the same period of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules resulting from the addition of G5 Infrared revenue since acquisition. While the G5 Infrared revenue was a significant contributor to the increase in revenue of infrared components and assemblies and modules for the third quarter of fiscal 2026, other revenue from infrared components and assemblies and modules also grew, as well as revenue from visible components.

Revenue from infrared components was approximately $15.4 million in the first nine months of fiscal 2026, an increase of $6.1 million, or 65%, as compared to the same period of the prior fiscal year. Of this increase, approximately $2.7 million is due to an increase in G5 Infrared sales of coating services and components. AML, which was acquired during the third quarter of fiscal 2026, contributed approximately $1 million to the increase in sales of infrared components. The remaining $2.3 million increase in revenue from infrared components is primarily due to increases in sales to defense and industrial customers in Europe.

Revenue from the visible components product group for the first nine months of fiscal 2026 was $11.3 million, an increase of approximately $2.4 million, or 26%, as compared to the same period of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers the U.S., Europe and Asia.

Revenue from assemblies and modules was approximately $21.5 million in the first nine months of fiscal 2026, an increase of approximately $17.7 million, or 465%, as compared to the same period of the prior fiscal year. Of this increase, approximately $17.4 million is due to an increase in G5 Infrared sales of cameras and modules, including previously announced large programs.

Revenue from engineering services decreased by approximately $0.5 million, or 19%, for the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first nine months of fiscal 2026, the revenue recognized against this contract was less than in the same period of fiscal 2026, partially offset by a non-recurring engineering project for another defense customer.

Gross Profit

In the third quarter of fiscal 2026, gross profit was approximately $7.0 million, an increase of $5.7 million, or 161%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $12.2 million for the third quarter of fiscal 2026, compared to approximately $6.5 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 36% for the third quarter of fiscal 2026, compared to 29% for the same quarter of the prior fiscal year. In the first nine months of fiscal 2026, gross profit was approximately $17.5 million, an increase of $10.0 million, or 135%, as compared to the same period of the prior fiscal year. Total cost of sales was approximately $33.1 million for the first nine months of fiscal 2026, compared to approximately $17.6 million for the same period of the prior fiscal year. Gross margin as a percentage of revenue was 35% for the first nine months of fiscal 2026, compared to 30% for the same period of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily driven by the increase in revenue from assemblies and modules, which generally have higher margins. In addition, gross margins for infrared products have improved due to a more favorable mix of customers and the resolution of certain manufacturing yield issues that negatively impacted prior periods.

Selling, General and Administrative

In the third quarter of fiscal 2026, SG&A costs were approximately $6.3 million, an increase of approximately $1.8 million, or 42%, as compared to approximately $4.4 million in the same quarter of the prior fiscal year. In the first nine months of fiscal 2026, SG&A costs were approximately $16.5 million, an increase of approximately $5.5 million, or 49%, as compared to approximately $11.1 million in the same period of the prior fiscal year. The increase in SG&A costs is partially due to the addition of G5 Infrared SG&A costs of $0.4 million and $2.4 million for the third quarter and first nine months of fiscal 2026, respectively. The AML transaction also added $0.3 million and $0.4 million in SG&A for the third quarter and first nine months of fiscal 2026, respectively, including acquisition costs. In addition, we have increased our sales and marketing spend to promote new products, including personnel costs, travel, advertising and tradeshows. We have also increased our spend on information technology to meet heightened security standards as required by our customers, and for acquisition integration projects. Our SG&A personnel costs have also increased due to filling certain vacant executive roles and accruing for incentive compensation plans for employees.

New Product Development

In the third quarter of fiscal 2026, new product development costs were approximately $1.0 million, an increase of $0.3 million, or 38%, as compared to the same quarter of the prior fiscal year. New product development costs increased with the addition of G5 Infrared product development costs, and other additional engineering personnel. These increases were partially offset by a decrease in outside services utilized for development projects, due to timing of such projects.

In the first nine months of fiscal 2026, new product development costs were approximately $2.7 million, an increase of approximately $0.7 million, or 33%, as compared to the same period of the prior fiscal year. This increase includes the addition of G5 Infrared product development costs, and other additional engineering personnel, as well as an increase in materials utilized for development projects, primarily for infrared cores and camera systems. These increases were partially offset by a decrease in outside services utilized for development projects, due to timing of such projects.

Amortization of Intangibles

Amortization of intangibles decreased by $0.3 million for the third quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, and increased by $0.1 million for the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year. The decreases are driven by the reduction in amortization of intangible assets associated with prior acquisitions, partially offset by amortization of identifiable intangible assets associated with the acquisitions of G5 Infrared and AML.

Other Income (Expense)

Interest income, net, was approximately $0.3 million for the third quarter of fiscal 2026, as compared to interest expense, net, of $0.5 million for the same quarter of the prior fiscal year. For the first nine months of fiscal 2026, interest expense, net, was $0.3 million, as compared to $0.8 million for the same period of the prior fiscal year. The prior periods included interest and amortization of loan issuance costs associated with the Acquisition Notes, executed in February 2025, which replaced the Bridge Note, executed in August 2024. The Acquisition Notes were paid in full on December 31, 2025, following the Offering (as defined below) which generated net proceeds of $65.2 million. Much of our cash balance is now generating interest income, which is partially offset by the interest expense on equipment loans and finance leases.

Other expense, net, was approximately $0.03 million for the third quarter of fiscal 2026, as compared to other income, net, of $0.01 million for the same quarter of the prior fiscal year. Other expense, net was approximately $0.1 million for the first nine months of fiscal 2026, as compared to other income, net of $0.01 million for the same period of the prior fiscal year. Other expense or income, net, includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year.

Income Taxes

Income tax expense was approximately $0.1 million for both the third quarter of fiscal 2026 and 2025, and $0.2 million for both the first nine months of fiscal 2026 and 2025. Income tax expense for these periods is primarily related to income taxes from our operations in China, including withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

Net Loss

Net loss for the third quarter of fiscal 2026 was approximately $4.1 million, or $0.07 basic and diluted loss per share, compared to $3.6 million, or $0.09 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $0.5 million for the third quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year, was primarily attributable to the increased operating loss, which was largely driven by the change in fair value of acquisition liabilities for the earnout related to the acquisition of G5 Infrared.

Net loss for the first nine months of fiscal 2026 was approximately $16.4 million, or $0.33 basic and diluted loss per share, compared to $7.8 million, or $0.19 basic and diluted loss per share, for the same quarter of the prior fiscal year. The increase in net loss of approximately $8.6 million for the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year, was primarily attributable to the increased operating loss, which was largely driven by the change in fair value of acquisition liabilities for the earnout related to the acquisition of G5 Infrared.

Weighted-average common shares outstanding for the third quarter of fiscal 2026 were 58,628,741, basic and diluted, compared to 41,363,643, basic and diluted, in the same quarter of fiscal 2025. Weighted-average common shares outstanding for the first nine months of fiscal 2026 were 49,572,872, basic and diluted, compared to 40,209,657, basic and diluted, in the first nine months of fiscal 2025. The increase in weighted-average basic common shares was due to: (i) the Common Stock issued in conjunction with the financing of the acquisition of G5 Infrared (refer to Note 4, Acquisition of G5 Infrared, in the Notes to the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information); (ii) the Private Placement (as defined below) of 1,600,000 shares of Common Stock which closed in September 2025; (iii) the Offering (as defined below) of 8,912,500 million shares of Common Stock which closed in December 2025; (iv) the shares of Common Stock issued in conjunction with the acquisitions of Visimid and AML; and (v) the issuance of shares of Common Stock underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

As of March 31, 2026, we had working capital of approximately $61.5 million and total cash and cash equivalents of approximately $55.2 million, of which, approximately 6% of our cash and cash equivalents was held by our foreign subsidiaries.

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

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. As of March 31, 2026, LPOIZ had approximately $0.5 million available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of March 31, 2026.

As of March 31, 2026, loans payable consists of one third-party equipment loan. The Acquisition Notes and one third-party equipment loan were paid in full during the three months ended December 31, 2025. See Note 14, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

On February 18, 2025, we announced the closing of the acquisition of G5 Infrared and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 4, Acquisition of G5 Infrared, in the accompanying unaudited Condensed Consolidated Financial Statements.

On September 15, 2025, we entered into a Securities Purchase Agreement (the “Private Placement SPA”) with Unusual Machines, Inc., a Nevada corporation (“Unusual Machines”), and Ondas Holdings Inc., a Nevada corporation (“Ondas,” together with Unusual Machines, the “Private Placement Buyers”), pursuant to which the Private Placement Buyers agreed to purchase from the Company an aggregate of 1,600,000 shares of Common Stock (the “Private Placement Securities”) at a purchase price of $5.00 per share (the “Private Placement”). The Private Placement closed on September 16, 2025 and the Company received aggregate proceeds from the Private Placement of $8.0 million, before deducting offering expenses of approximately $0.1 million payable by the Company. The Company intends to use the proceeds from the Private Placement to fund working capital and other general corporate purposes. The Private Placement SPA contains customary representations, warranties, covenants, conditions and indemnification obligations of the parties.

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 7,750,000 shares of Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Common Stock in the Offering at the public offering price, which the Underwriters exercised in full concurrent with the closing of the Offering on December 15, 2025.

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

Cash Flows – Operating:

Cash used in operations was approximately $5.1 million for the first nine months of fiscal 2026, compared to approximately $5.7 million for the same period of the prior fiscal year. Cash used in operations for the first nine months of fiscal 2026 was primarily due to the following: (i) payment of the first earnout payment for the acquisition of G5 Infrared, of which $3.8 million was classified in operating activities, representing the amount in excess of the contingent consideration liability recognized as of the acquisition date; and (ii) investments in working capital of $2.7 million, largely driven by supplier prepayments for critical materials with long lead times. The net loss for the first nine months of fiscal 2026 was more than offset by non-cash items such as the change in fair value of acquisition liabilities, and stock compensation. Cash used in operations for the first nine months of fiscal 2025 was driven by the net loss, which was not fully offset by non-cash items, coupled with net investments in working capital of $1.9 million.

Cash Flows – Investing:

During the first nine months of fiscal 2026, we expended approximately $1.9 million in investments in capital equipment, compared to approximately $0.6 million in the same period of the prior fiscal year. In the third quarter of fiscal 2026, we expended $7.0 million for the AML acquisition, as disclosed in Note 3, Acquisition of Amorphous Materials, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. In the third quarter of fiscal 2025, we expended $20.3 million to acquire G5 Infrared, as disclosed in Note 4, Acquisition of G5 Infrared, in the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $64.0 million for the first nine months of fiscal 2026, compared to approximately $29.6 million in the same period of the prior fiscal year. Cash provided by financing activities for the first nine months of fiscal 2026 reflects the proceeds of $65.3 million from the Offering and $7.9 million from the Private Placement, offset by approximately $5.6 million in principal payments on our loans and finance leases, and $3.5 million for the first earnout payment for the acquisition of G5 Infrared, representing the amount of the contingent consideration liability recognized as of the acquisition date. Cash provided by financing activities for the first nine months of fiscal 2025 primarily reflects the Acquisition Financing of $27.0 million, net of financing costs and the Bridge Note conversion, plus $2.7 million in net proceeds from the Bridge Note, offset by approximately $0.3 million in principal payments on our loans and finance leases and $0.1 million for the final cash payment related to the acquisition of Visimid.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended March 31, 2026 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Our total backlog at March 31, 2026 was approximately $110.6 million, an increase of 196%, as compared to $37.4 million as of June 30, 2025. Backlog change rates for the last five fiscal quarters are:

	Total Backlog	Change From	Change From
Quarter	(in thousands)	Prior Year End	Prior Quarter End
Q3 2025	$27,423	42%	39%
Q4 2025	$37,390	94%	36%
Q1 2026	$86,043	130%	130%
Q2 2026	$97,837	162%	14%
Q3 2026	$110,557	196%	13%

The acquisition of G5 Infrared added $5.6 million of backlog, as of the Acquisition Date, during the third quarter of fiscal 2025. As of March 31, 2026, backlog for G5 Infrared products was $80.6 million, compared to $16.6 million as of June 30, 2025. Included in the increase from June 30, 2025 to March 31, 2026 are approximately $58.0 million in orders from a leading global technology customer for advanced infrared camera systems expected to ship in calendar year 2026 and 2027, as well as several other multi-million dollar orders from other customers. In addition to these G5 Infrared orders, LightPath orders contributed approximately $8.1 million to the increase in backlog during the first nine months of fiscal 2026, primarily for infrared components. The acquisition of AML also added backlog of $1.1 million as of March 31, 2026. During the first nine months of fiscal 2026, we received a significant contract renewal for advanced infrared optics for a critical international military program. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the industrial, defense, security and first responder sectors. Demand for infrared products continues to be fueled by interest in lenses made with our BD6 glass and our new BDNL materials. With the global supply of germanium concentrated in Russia and China, recent global events and increases in restrictions on the sourcing of these materials are generating renewed interest in germanium alternatives such as our proprietary BlackDiamond materials, and other materials we are currently developing under an exclusive license with the Naval Research Lab. The acquisition of AML further expands our infrared glass portfolio.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three and nine-month periods ended March 31, 2026 and 2025:

	(unaudited)
	Three Months Ended			Nine Months Ended
	March 31,		Quarter	March 31,		Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Revenue
Infrared components	$6,147,583	$3,640,517	69%	$15,423,577	$9,363,477	65%
Visible components	3,971,593	2,838,346	40%	11,254,273	8,901,076	26%
Assemblies and modules	8,434,403	1,852,482	355%	21,504,936	3,803,364	465%
Engineering services	596,235	836,282	(29)%	2,376,961	2,924,920	(19)%
Total revenue	$19,149,814	$9,167,627	109%	$50,559,747	$24,992,837	102%

Three months ended March 31, 2026

Our revenue increased by 109% in the third quarter of fiscal 2026 compared to the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules. While the addition of G5 Infrared revenue since acquisition was a significant contributor to these product groups, other revenue from these product groups also grew, as well as revenue from visible components. Note that G5 Infrared revenue was included for approximately half of the third quarter of the prior fiscal year.

Revenue generated by the infrared components product group for the third quarter of fiscal year 2026 was $6.1 million, an increase of 69%, as compared to the same quarter of the prior fiscal year. Of this increase, approximately $0.9 million is due to an increase in G5 Infrared sales of coating services and components. AML, which was acquired during the third quarter of fiscal 2026, contributed approximately $1.0 million to the increase in sales of infrared components. The remaining $0.6 million increase in revenue is primarily due to an increase in sales to defense and industrial customers in Europe.

Revenue from the visible components product group for the third quarter of fiscal year 2026 was $4.0 million, an increase of 40%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in the U.S., Europe and Asia. Although we do not expect significant growth in visible components revenue over the long term, demand has trended up in fiscal 2026 to date.

Revenue from assemblies and modules increased by $6.6 million, or 355%, for the third quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. Of this increase, approximately $6.4 million is due to an increase in G5 Infrared sales of cameras and modules, including the previously announced program with a large global technology customer. Based on our backlog, we expect continued revenue growth for this product group.

Revenue from engineering services decreased by $0.2 million for the third quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. The third quarter of fiscal 2025 included non-recurring revenue from a space-related funded research contracts. Visimid’s development contract with Lockheed Martin also contributed to the decrease, as the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the third quarter of fiscal 2026, the revenue recognized against this contract was less than in the third quarter of fiscal 2025.

Nine months ended March 31, 2026

Our revenue increased by 102% in the first nine months of fiscal 2026 compared to the same period of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules. While the addition of G5 Infrared revenue since acquisition was a significant contributor to these product groups, other revenue from these product groups also grew, as well as revenue from visible components.

Revenue generated by the infrared components product group for the first nine months of fiscal year 2026 was $15.4 million, an increase of 65%, as compared to the same period of the prior fiscal year. Of this increase, approximately $2.7 million is due to an increase in G5 Infrared sales of coating services and components. AML, which was acquired during the third quarter of fiscal 2026, contributed approximately $1.0 million to the increase in sales of infrared components. The remaining $2.3 million increase in revenue from infrared components is primarily due to increases in sales to defense and industrial customers in the U.S. and in Europe, which has been a consistent trend for fiscal 2026 to date.

Revenue from the visible components product group for the first nine months of fiscal year 2026 was $11.3 million, an increase of 26%, as compared to the same period of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Asia, as well as in the U.S and Europe. Although we do not expect significant growth in visible components revenue over the long term, demand has trended up in fiscal 2026 to date.

Revenue from assemblies and modules increased by $17.7 million, or 465%, for the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year, driven by G5 Infrared sales of cameras and modules. Based on our backlog, we expect continued revenue growth for this product group.

Revenue from engineering services decreased $0.5 million, for the first nine months of fiscal 2026, as compared to the same period of the prior fiscal year. This decrease was primarily driven by Visimid’s development contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first nine months of fiscal 2026, the revenue recognized against this contract was less than in the first nine months of fiscal 2026. The third quarter of fiscal 2025 included non-recurring revenue from a space-related funded research contracts. These decreases were partially offset by non-recurring engineering revenue from another defense customer.

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

We also calculate an adjusted EBITDA, which excludes, as applicable: (1) stock compensation expenses; (2) the loss on extinguishment of debt; (3) the effect of the non-cash income or expense associated with the mark-to-market adjustments, related to the warrants; (4) the effect of non-cash income or expenses associated with the fair value adjustments related to the acquisition earnout liabilities; (5) acquisition costs, including legal fees and due diligence; and (6) the effect of foreign exchange gains or losses. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA and Adjusted EBITDA for the three and nine months ended March 31, 2026 and 2025:

	(unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net loss	$(4,106,287)	$(3,582,460)	$(16,404,698)	$(7,817,202)
Depreciation and amortization	1,263,005	1,463,150	3,717,691	3,356,752
Income tax provision	91,390	100,031	203,216	160,192
Interest (income) expense	(271,641)	486,833	282,235	805,246
EBITDA	$(3,023,533)	$(1,532,446)	$(12,201,556)	$(3,495,012)
Stock-based compensation	562,966	239,134	1,261,577	745,155
Loss on extinguishment of debt	—	418,502	506,280	418,502
Change in fair value of warrant liability	—	(870,554)	—	(870,554)
Change in fair value of acquisition earnout liabilities	3,393,000	130,445	12,234,529	130,445
Acquisition costs	145,539	—	220,175	—
Foreign exchange loss (gain)	59,195	(7,627)	115,264	(11,701)
Adjusted EBITDA	$1,137,167	$(1,622,546)	$2,136,269	$(3,083,165)
% of revenue	6%	-18%	4%	-12%

Our adjusted EBITDA for the quarter ended March 31, 2026 was approximately $1.1 million, compared to a loss of $1.6 million for the same quarter of the prior fiscal year. The increase in adjusted EBITDA in the third quarter of fiscal 2026 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Our adjusted EBITDA for the nine months ended March 31, 2026 was approximately $2.1, compared to a loss of $3.1 million for the same period of the prior fiscal year. The increase in adjusted EBITDA in the first nine months of fiscal 2026 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the nine months ended March 31, 2026, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below, information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

On or about January 2, 2026 and April 1, 2026, the Company awarded 1,000 and 1,077 shares, respectively, of restricted stock to a consultant for services rendered with respect to investor relations services. Such shares of restricted stock vested immediately. The Company relied upon the exemption from the registration requirements of the Securities Act, provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act for such issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) On March 23, 2026 (the “Grant Date”), the Company’s Board of Directors approved equity awards to Shmuel Rubin, the Company’s Chief Executive Officer, and Albert Miranda, the Company’s Chief Financial Officer, under the Company’s 2018 Stock and Incentive Compensation Plan (the “Plan”).

Restricted Stock Unit Awards

Pursuant to these approvals, (i) Mr. Rubin received an award of 375,000 restricted stock units and (ii) Mr. Miranda received an award of 75,000 restricted stock units. The restricted stock units vest in three equal annual installments, subject to continued service through the applicable vesting dates.

Option Awards

Pursuant to these approvals, (i) Mr. Rubin received an option to purchase up to a maximum of 2,550,000 shares of Common Stock that could be earned over a five-year performance period following the Grant Date and (ii) Mr. Miranda received an option to purchase up to a maximum of 425,000 shares of Common Stock that could be earned over a three-year performance period following the Grant Date, each subject to the achievement of certain performance targets set forth in the applicable award agreements.  Such awards are intended to align management’s incentives with the creation of long-term stockholder value and to incentivize the achievement of extraordinary growth in the Company’s revenue and operating profitability relative to the Company’s historical growth rates. The Company determined that structuring the award with performance-based vesting conditions tied to substantial increases in revenue and adjusted EBITDA growth appropriately links potential realizable value to the Company’s financial performance and stockholder returns.

The option award will vest, if at all, in tranches based on the achievement of specified revenue and adjusted EBITDA targets at multiple levels, with vesting at each level conditioned on the Company satisfying both applicable revenue and adjusted EBITDA criteria. Vesting begins only upon the attainment of a threshold that reflects a substantial multiple of the Company’s current revenue and a corresponding meaningful increase in adjusted EBITDA, with only a small portion of the maximum option amount eligible to vest at such initial level. The vast majority of the award is conditioned on the achievement of significantly higher performance thresholds.

The stock options have an exercise price of $10.53 per share and have a term of 10 years from the date of grant.

The awards are subject to the terms of the Plan and the applicable award agreements, including provisions regarding termination of service, change in control, and other customary terms.

The foregoing summary of awards are subject to, and qualified in their entirety by, the full text each of the restricted stock unit award agreement and option award agreement, the full text of the form of award agreements incorporated herein by reference.

(c) During the nine months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated January 20, 2026, by and among LightPath Technologies, Inc., Amorphous Materials, LLC, a Delaware limited liability company, Amorphous Materials, Inc., a Texas corporation and other parties thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-2758) filed with the Securities and Exchange Commission on January 23, 2026, and is incorporated herein by reference thereto.

10.2*	Form of Restricted Stock Unit Agreement

10.3*	Form of Stock Option Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101 *

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: May 7, 2026	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer