Form 10-K
period 2026-06-30
LIGHTPATH TECHNOLOGIES INC
filed 2026-09-11
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Class A Common Stock on The NASDAQ Capital Market) was approximately $580.1 million as of December 31, 2025.

As of September 8, 2026, the number of shares of the registrant’s Class A Common Stock outstanding was 70,036,252.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its fiscal year 2027 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2026, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: the likelihood that we will need additional capital to sustain our operations in the future and to repay indebtedness; our ability to become and maintain profitability; our reliance on a few key customers; our reliance on a limited number of suppliers for key materials; the impact that international tariffs may have on our business and results of operations; the impact of political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers; our ability to protect and maintain our intellectual property.

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

PART I

Item 1. Business.

General

Our Company

LightPath Technologies, Inc. (“LightPath”, the “Company”, “we”, “our”, or “us”) was incorporated under Delaware law in 1992 as the successor to LightPath Technologies Limited Partnership, a New Mexico limited partnership formed in 1989, and its predecessor, Integrated Solar Technologies Corporation, a New Mexico corporation formed in 1985. Today, LightPath is a global company with facilities in the United States and the Republic of Latvia. Our corporate headquarters is located in Orlando, Florida.

Historically, we operated with a focus on optical component manufacturing, and specifically on our leadership position as a precision molded lens manufacturer for visual light applications. We expanded our addressable market with the acquisition of ISP (as defined below), a manufacturer of infrared optical components, in December 2016. Since 2020, our strategy has been to move up the value chain by producing optical assemblies, modules and simple cameras. Through acquisitions, we have continued to enhance our abilities on cameras and sensors and speed our movement up the value chain in line with our strategy of value-add infrared systems.

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

G5 Infrared

In February 2025, we acquired G5 Infrared LLC (“G5 Infrared”), a New Hampshire limited liability company. G5 Infrared is a leading vertically-integrated manufacturer of high-performance infrared camera systems and imaging solutions, specializing in advanced thermal imaging technology and long-range mission-critical detection solutions. G5 Infrared’s existing revenue and future growth pipeline are driven by established multi-year contracts and multiple defense programs of record in shipboard long-range surveillance, border security, and counter unmanned aerial systems (“C-UAS”) systems, as well as recurring federal, naval, and law enforcement programs. Additionally, G5 Infrared is an industry-leading provider of cutting-edge advanced infrared coatings, including for materials such as LightPath’s BlackDiamondTM (“BlackDiamond”) glass. G5 Infrared operates from a state-of-the-art manufacturing facility in Hudson, New Hampshire. We believe that this acquisition strengthens LightPath’s position as a leader in infrared imaging by expanding the Company’s portfolio to include cooled infrared cameras. The combination of LightPath and G5 Infrared creates a more robust, vertically-integrated solutions provider.

Amorphous Materials

In January 2026, we acquired the assets of Amorphous Materials, Inc. through our newly-formed, wholly-owned subsidiary, Amorphous Materials, LLC, a Delaware limited liability company (“AML”). AML specializes in infrared glass fabrication, and operates from a manufacturing facility in Garland, Texas. We believe that this acquisition further strengthens LightPath's position as a leader in infrared imaging by expanding our materials portfolio and glass fabrication capabilities.

LPOIZ

In February 2023, we combined the operations of our two wholly owned China subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), with LPOIZ as the surviving company. LPOIZ’s manufacturing facility (the “Zhenjiang Facility”) provided a lower cost structure for production of larger volumes of optical components and assemblies. In July 2026, we announced that we had entered into a definitive agreement to sell and transfer 100% of our equity interest in LPOIZ, including the Zhenjiang Facility and its operations in China, to Hengtu Optical Technology Co., Ltd., which is owned by members of LPOIZ's incumbent management team. The transaction is expected to close in September 2026. As a condition to the sale, LPOIZ agreed to continue to supply products to LightPath as a third-party vendor.

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

As the industry has evolved, and sensory, visualization, and imaging capabilities have become differentiators among suppliers, there are an increasing number of customers in a myriad of industries with specialized requirements for an expanding array of products that need to be addressed. As photonics technology continues to develop, leading to broader adaptation and application across more industries, and with customers now possessing expertise in different technologies, customers’ supply chain needs have evolved. In our case, the change has created opportunities to now serve OEM customers for which photonics is only one of several technologies they embed into their products. While in the past our typical customer viewed optics as their specialty and hence they designed all aspects of their systems and outsourced only the component fabrication, this is not the case with our newer customers. Many of our current and potential customers do not wish or do not have the capability to design and build the optical portion of their products in-house. As such, the fragmented supply chain that existed in our industry in order to serve customers on the component level, is not relevant for customers that view optics as only a part of their system, and not a core capability or function. For these customers, LightPath is well positioned to become their solutions partner for their optics needs. By tapping into the domain knowledge and design, assembly and testing capabilities of solutions providers like LightPath, the customer can avoid making the large investment needed for them to develop those capabilities in-house. We refer to this ecosystem as “optical engineered solutions,” and believe we are positioned to serve as a single source, global provider of optical solutions with leading engineering and manufacturing capabilities. This has led to our development of a new strategy and organizational alignment which is further discussed below.

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing a new strategy that will transition the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass and proprietary molding technologies, significantly increases our value add to customers. Management believes this transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid, the February 2025 acquisition of G5 Infrared and the January 2026 acquisition of AML, will position the Company for significant growth and higher profitability in coming years. These acquisitions have also added to our technological differentiators.

Understanding the shifts that are happening in the marketplace and the changes that come when a technology, like photonics, moves from being a specialty to being integrated into mainstream industries and applications, we redefined our strategic direction to provide our wide customer base with domain expertise in optics, and became their partner for the optical engine of their systems. In our view, as the use of photonics evolves, so do customer needs. The industry is transforming from a fragmented industry with a component oriented supply chain, into a solution-focused industry with the potential for partnerships for solution development and production. Over the last couple of years we have worked to align our organization to this strategy, and leverage our in-house domain expertise in photonics, knowledge and experience in advanced optical technologies, and the necessary manufacturing techniques and capabilities. We have been developing these partnerships by working closely with our customers throughout their design process, designing optical solutions that are tailored to their needs, often times using unique technologies that we own, and supplying the customer with a complete optical subsystem to be integrated into their product. Such an approach builds on our unique, value-added technologies that we currently own, such as infrared materials, optical molding, fabrication, system design, and proprietary manufacturing technologies, along with technologies that we acquired through the Visimid acquisition, such as video processing, and technologies from the G5 Infrared acquisition, such as long range imaging using cooled midwave cameras. The acquisition of AML further expanded our portfolio of infrared materials. Continually adding differentiating technologies is key to our strategy and we expect to continue to do so both organically and through acquisitions.

Examples of this strategic approach can be found in many of our recent new product lines. We refer to these as LightPath 2.0 and 3.0, as that symbolizes the evolution of the Company. LightPath 2.0 refers to our assemblies and LightPath 3.0 refers to our cameras and related subsystems and systems. Like any company, a successful implementation of a strategy depends heavily on differentiators. In our case, those differentiators mostly tend to be technologies and capabilities. Over the last few years we have worked to, and will continue to work to, add and evolve our differentiators. Some of our differentiators currently include our unique BlackDiamond materials, optical system design capabilities, glass molding technology, processing of thermal images, and long range imaging technologies. Examples of how those differentiators translate into revenue include our multispectral Mantis camera, our missile program with Lockheed Martin, our long range cameras for border patrol and C-UAS applications, and a number of other system and subsystem level products and programs that are enabled by these technologies. We continue to re-design products, including G5 Infrared cameras, to eliminate Germanium from the bill of materials, leveraging the advantages of our BlackDiamond materials as alternative to Germanium.

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

The acquisition of AML in January 2026 further expanded our infrared materials portfolio and expanded our infrared glass manufacturing capabilities.

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

●

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

●

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

●

Materials. Materials play an important role in providing design flexibility and allow tradeoffs between optical performance, weight, and performance in varying conditions. Additionally, the infrared imaging industry has traditionally relied heavily on the use of Germanium and Gallium (in the form of GaAs glass), which China dominates the supply of both materials and has been restricting its export. Traditionally, infrared applications have only a small number of materials, almost all of which are crystal based, with Germanium being the most commonly used material. Over the last few years LightPath has been investing in developing and commercializing our BlackDiamond glasses (which are labeled with a “BD” prefix) as alternatives to using Germanium. Some of these materials such as BD6 and BD2, are generic, and are produced by at least two other companies. The crown jewels of our materials, the BDNL type, are exclusive to us, and the most impactful to our products and to the market as a whole in terms of technology, innovation and value creation. In December 2021 we secured an exclusive license from the U.S. government for the Chalcogenide materials that have been developed by the NRL. Following a two-year effort to transition those new materials into production, we began making available for commercial use some of those new materials, starting with the introduction of BDNL-4 in April 2024. Our BlackDiamond materials offer multiple advantages over materials, such as Germanium. It is estimated that over 60% of the global Germanium supply originates from China, with Russia historically being the second largest supplier, until the trade restrictions related to the Ukraine war. Restrictions on supply from Russia and China have increased prices of Germanium from around $1,000 per Kg a few years ago, to a price of over $6,000 per Kg today. Additionally, supply of Germanium has considerably shrunk and for most customers and applications is not available at all.

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

New Product Development

Consistent with our strategic plan, we have focused our development efforts in recent years on products, technologies and capabilities that allow us to provide better solutions using the most optimal technology for each customer and with alignment to customer product lifecycle. As much of our current and future growth is centered around thermal imaging, naturally our new product efforts are too. In fiscal year 2026, that included both enabling technologies such as our BlackDiamond glasses, as well as assemblies and cameras.

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

We leverage those characteristics to develop advanced optical systems and cameras that we can offer as standard, or custom systems to our customers. Some of those systems are multispectral, meaning they operate in more than one part of the spectrum simultaneously. Mantis is an uncooled camera that images in both midwave and longwave parts of the spectrum, a capability made possible with the use of one of our BDNL materials. We also have been developing other multispectral assemblies such as ones that image in both the shortwave and midwave portion of the spectrum. We intend to continue to develop our multispectral portfolio, as we have a significant advantage in that area, and the detector technology is evolving, making multispectral imaging a possibility that did not exist easily before.

We also use BlackDiamond in some of our camera systems. In August 2025 we announced completing the redesign of two cooled midwave cameras made by G5 infrared, which we acquired in February of that year. Eliminating Germanium from those cameras was made possible by using a BlackDiamond glass as an alternative material. To the best of our knowledge, we are the first to offer a midwave uncooled camera that does not require any Germanium lenses. That too is an advantage we plan to continue to leverage.

Lastly, we have new product development ongoing in other imaging technologies, such as a shutterless operation of uncooled thermal cameras, image stabilization software and more.

We incurred expenditures for new product development of approximately $3.8 million and $3.1 million during fiscal years 2026 and 2025, respectively.

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

As part of our product development and research and development efforts, we have numerous employees with engineering and related advanced degrees located in our facilities in the U.S. and Latvia. Our facilities in Orlando, Florida, Plano, Texas, and Hudson, New Hampshire are located in or near industrial technology campuses with substantial access to optical industry constituencies, including a major university. This enables us and our staff to remain on the cutting edge of industry design trends and to enter into collaborative engagements.

Product Groups and Markets

Overview

We categorize our products into four product groups: (i) infrared components, (ii) visible components, (iii) assemblies and modules, and (iv) engineering services. G5 Infrared’s revenue is generally derived from infrared components (including coating services) and assemblies and modules.

Infrared Components Product Group. Our infrared product group is comprised of both molded and turned infrared lenses using a variety of infrared glass materials. This product group also includes revenue from sales of our BlackDiamond glass materials, AML's infrared glass materials, and G5 Infrared’s coating services. This product group includes both molded, conventional and CNC ground and polished lenses. Advances in chalcogenide materials have enabled compression molding for mid-wave (“MWIR”) and long-wave (“LWIR”) optics in a process similar to precision molded lenses. Our molded infrared optics technology enables high performance, cost-effective infrared aspheric lenses that do not rely on traditional diamond turning or lengthy polishing methods. Utilizing precision molded aspheric optics significantly reduces the number of lenses required for typical thermal imaging systems and the cost to manufacture these lenses. Molding is an excellent alternative to traditional lens processing methods particularly where volume and repeatability is required.

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

We also manufacture chalcogenide glass from which we produce infrared lenses. We developed this glass and melt it internally to produce our BlackDiamond glass, which has been trademarked, and is marketed as BD6. Historically, the majority of our thermal imaging products have been germanium-based, which is subject to market pricing and availability. BD6 offers a lower-cost alternative to germanium, which is beneficial to the cost structure of some of our current infrared products and we expect it will allow us to continue to expand our product offerings in response to the markets’ increasing requirement for low-cost infrared optics applications. During fiscal year 2024, we also formally announced availability of BDNL-4, the first of our new materials licensed from the NRL. BDNL-4 is unique because it has a negative thermo-optic coefficient, an attribute that is key in a-thermalization of optical systems.

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

Assemblies and Modules Product Group. Our assemblies and modules product group is comprised of both optical assemblies such as lens systems, and cameras, both in the form of camera modules and complete camera systems. Historically this product group also included optical fiber collimators and some visible lens assemblies, however those are now a very small part of our activity, making infrared cameras and assemblies the most dominant part of this group. Today, the majority of the revenue of this group is derived from cameras made in our Texas facility (uncooled camera systems and modules), cameras made in our New Hampshire facility (cooled cameras for long range surveillance and detection), and optical assemblies such as standard off the shelf lens assemblies, and custom lens assemblies. The latter are produced mainly in Orlando.

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

Sales and Marketing

Marketing. Because we offer raw optical materials, semi-finished components and finished assemblies, modules and cameras, we sell to customers positioned at different levels of the supply chain, and our marketing must address several distinct buying groups. In some cases we sell materials, optical components and assemblies to the same customer through separate programs and separate technical contacts. Our customers are principally defense prime contractors and system integrators that incorporate our materials, optical components, assemblies and cameras into their own systems, together with government agencies, industrial and laser equipment OEMs, industrial inspection and measurement equipment manufacturers, medical instrumentation manufacturers and research institutions. We sell primarily to integrators rather than to end users. Our marketing activities include digital advertising, our website, social media, direct marketing, and technical content directed to design engineers and program technical staff. As a greater portion of our revenue has come from customized solutions supplied to integrators rather than from standard catalog components, our marketing has placed less emphasis on individual component specifications and more on application requirements, system-level performance and end-user outcomes.

Sales Model and Structure. Our commercial organization comprises a sales function led by our Senior Vice President of Sales and a business development function, supported by product management and technical project management. The sales function is responsible for customer relationships, contract vehicles and channel partners. The business development function is responsible for identifying and qualifying new programs, and includes solutions architecture resources that work with customers on system requirements before a product is specified. Technical project management coordinates customer requirements with our engineering and manufacturing capacity and supports the development efforts through which we extend our portfolio of capabilities. Product management is part of our go-to-market organization and supports the positioning and growth of our infrared imaging portfolio.

Sales Team and Channel. We sell through a direct sales organization covering North America and Europe, supported by sales representatives in certain international territories and by distributors, through which we serve customers in Asia and other regions. Our products reach customers through several channels: direct sales to defense prime contractors and system integrators, sales under government contract vehicles, and catalog and stocking distribution for standard products. Our sales engineers are assigned by account and application. Because our products are generally designed into a customer’s system, our selling process is technical and consultative, beginning with the customer’s system requirements before a product is specified, and typically involves an extended qualification cycle. We maintain our website (www.lightpath.com), social media presence, and email communications as channels for technical content and customer engagement. Information on our website is not incorporated by reference into this report.

Trade Shows. We exhibit our products, introduce new offerings and meet with customers, end users and industry participants at defense, security and photonics conferences in North America and Europe. Events in which we participate on a recurring basis include SPIE Photonics West in San Francisco, California; SPIE Optifab in Rochester, New York; the SHOT Show in Las Vegas, Nevada; the Association of the United States Army (AUSA) Annual Meeting and Exposition in Washington, D.C.; SOF Week in Tampa, Florida; AUVSI Xponential; the Border Security Expo; and Homeland Security Week in National Harbor, Maryland. In Europe we participate in DSEI in London, United Kingdom, and Eurosatory in Paris, France, each of which is held biennially in alternating years. In September 2026 we participated for the first time in MSPO in Kielce, Poland, the largest defense exhibition in Central and Eastern Europe. We exhibit at certain of these events. At others we participate without an exhibit, meeting with customers, prime contractors and government program offices on the exhibit floor and attending technical and program briefings. The composition of the events in which we participate is weighted toward defense and security end markets, consistent with the composition of our revenue. Our participation supports brand awareness, business development relationships, and insight into customer requirements and technology trends in our target markets.

Competition

We are vertically integrated, with offerings ranging from raw optical materials to semi-finished components and finished assemblies, modules and cameras. We therefore compete at multiple levels of the optics supply chain, and our competitors vary by product group, end market and geography. In some cases, we are both a supplier to and a competitor of the same company — a customer that purchases optical components or materials from us may also produce infrared cameras that compete with ours. This is common in the defense industry, where companies routinely supply one another with materials, components and subsystems. As we broaden our product offerings, add services and expand into additional geographies, our competitive landscape continues to change and we encounter new competitors.

The global market for optical components and assemblies is fragmented and competitive. We compete principally on optical performance, size and weight, the ability to design or modify a product to a customer’s specific requirements, unit price, delivery lead time and the location of manufacture. Our manufacturing operations are located in the United States and Latvia. Our competitive position rests substantially on our precision molded optics technology and on our vertical integration in infrared, which allows us to control design and manufacturing from raw material through finished assembly, including in certain cases sensors and electronics. Our scale also allows us to pursue lower-volume, application-specific programs that certain larger competitors do not.

Raw material cost and availability are significant competitive factors in infrared. Germanium pricing has been volatile and supply is affected by export restrictions imposed by producing countries. Our BlackDiamond family of chalcogenide glasses is engineered to substitute for germanium in many applications, and we sell BlackDiamond materials and molded blanks both to customers and to certain competitors.

Infrared Components. We compete with suppliers of conventionally fabricated crystalline infrared optics, including single-point diamond-turned germanium, silicon and zinc selenide components, and with regional optical fabrication shops. Our molding process is intended to reduce cost at moderate volumes relative to diamond turning, though conventional fabrication remains competitive for prototype quantities and for certain apertures and geometries. In sales of BlackDiamond materials and molded blanks, we compete with germanium and with other engineered infrared glasses, as well as with crystalline materials. Because a change in optical material generally requires a customer to requalify an existing design, adoption cycles in this product group are long, and material selections tend to persist for the life of a program once qualified. Constrained germanium availability has increased customer interest in alternative infrared materials, and we believe our BlackDiamond glasses position us to serve applications previously served by germanium optics.

Visible Components. We compete with volume molders of aspheric lenses located in Asia and with the captive molding operations of larger optics manufacturers. Competition in this product group is driven substantially by unit price at volume, and we generally compete for applications in which tolerance, coating or qualification requirements exceed what commodity production supports.

Assemblies and Modules and Engineering Services. Our engineering services product group largely feeds our assemblies and modules product group, and the two share a competitive set. We encounter three types of competition in these product groups:

●

Companies offering custom optical design through recurring production. Competitors in this category generally offer a narrower range of design and manufacturing capability than we do, particularly on programs requiring control of both the optical design and the manufacturing process, or requiring integration of optics with sensors and electronics.

●

Standard catalog products sold without customization, available from vendors including Ophir Optronics Solutions Ltd. (a subsidiary of MKS Instruments, Inc.), Controp Precision Technologies Ltd., Teledyne FLIR and Clear Align LLC. Customers selecting a standard product generally accept trade-offs in size, weight, detection range or power consumption relative to an assembly designed to their system requirements. Standard products compete effectively where a customer’s requirements can be met without modification, and where program schedule or volume favors an off-the-shelf solution.

●

Customer in-house engineering. Some customers, principally large defense prime contractors, design and build optical assemblies internally rather than sourcing them. Companies in this category are frequently both competitors and customers, and include Lockheed Martin Corporation, Anduril Industries, Inc., Teledyne FLIR, RTX Corporation and Elbit Systems Ltd.

Manufacturing

Facilities. Our manufacturing is largely performed in our combined 58,500 square feet of production facilities in Orlando, Florida, G5 Infrared’s 27,000 square feet of production facilities in Hudson, New Hampshire, ISP Latvia’s 29,000 square feet of production facilities in Riga, Latvia, and LPOIZ’s 39,500 square feet of production facilities in Zhenjiang, China. As discussed in further detail above, in July 2026 we announced a definitive agreement to divest our Chinese operations, including LPOIZ's Zhenjiang Facility. We expect this transaction to close in September 2026.

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

We add production equipment and space at our facilities as needed. In fiscal year 2024, we completed the build out of additional Orlando Facility space, and are currently in the process of further expanding our glass fabrication capacity in this facility. In July 2025, we entered into a lease agreement for a larger manufacturing and office facility in Plano, Texas, to expand Visimid’s engineering, development and low volume sensor alignment capabilities. In addition to adding equipment or space at our manufacturing facilities, we add work shifts, as needed, to increase capacity and meet forecasted demand. We intend to monitor the capacity at our facilities, and will increase such space as needed. We believe our facilities and planned expansions are adequate to accommodate our needs over the next year.

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

LPOIZ’s Zhenjiang Facility features a precision glass molding manufacturing area, clean room, machine shop, dicing area, and thin film coating chambers for anti-reflective coatings on both visible and infrared optics and related metrology equipment. As discussed in further detail above, in July 2026, we announced that we had signed a definitive agreement to divest our Chinese operations, including LPOIZ's Zhenjiang Facility, and we expect to close this transaction in September 2026.

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

We are pursuing patents for new products that provide new features, capabilities or other advantages to our customers. We have recently received a patent directed to using an uncooled broadband camera for flame detection coupled with detection of humans or other low temperature signals within the overall imaging area and have filed a continuation-in-part application to cover additional aspects a detection in the presence of a flame. We have received a Notice of Allowance is for an optical element formed from a moldable material, with a transparent layer of a different material applied to the optical surface for use in resistive heating of the element in an infrared camera to be used to provide heating on an optic for de-icing or de-fogging. A patent application directed shutterless calibration by using pulsed infrared sources that can illuminate all pixels in the focal plane array with short pulses of light, which can then be used for non-uniformity correction, has not yet received any action.

We own several registered and unregistered service marks and trademarks (collectively, “marks”) that are used in the marketing and sale of our products. The following table sets forth our registered and unregistered marks, and denotes whether each mark is registered, the country in which the mark is filed, and the renewal date for such mark.

Mark	Type	Registered	Country	Renewal Date
LightPath®	Wordmark	Yes	United States	October 21, 2027
LightPath®	Combination mark	Yes	United States	August 27, 2030
GRADIUM™	Trademark	Yes	United States	April 29, 2027
Circulight	Trademark	No	-	-
BLACK DIAMOND	Trademark	No	-	-
GelTech	Trademark	No	-	-
Oasis	Trademark	No	-	-
LightPath®	Service mark	Yes	People’s Republic of China	September 13, 2025 (Renewal pending)
ISP Optics®	Wordmark	Yes	United States	August 14, 2034
ISP Optics®	Combination mark	Yes	United States	November 11, 2031
EdgeIR®	Trademark	Yes	United States	May 6, 2031
Mantis	Trademark	Yes	Europe	December 21, 2032

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

Major Customers

In fiscal year 2026, we had sales to three customers that comprised an aggregate of approximately 37% of our annual revenue with one customer at 24% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2025, we had sales to three customers that comprised an aggregate of approximately 23% of our annual revenue with one customer at 9% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues and profits. However, two of the three largest customers for fiscal year 2025 are still significant customers, however they were not among the three largest for fiscal year 2026. Our customer concentration is not static, and our growth is driven by a combination of new customers and growing programs with existing customers. We continue to diversify our business in order to minimize our sales concentration risk.

In fiscal year 2026, 48% of our net revenue was derived from sales outside of the U.S., with 97% of our foreign sales derived from customers in Europe and Asia. In fiscal year 2025, 38% of our net revenue was derived from sales outside of the U.S., with 91% of our foreign sales derived from customers in Europe and Asia. However, those percentages are based on ship-to location, and one of our largest customers integrates products in Europe and ships to their customers in the U.S., so our international sales is actually less than this indicates.

Employees

Our employees are critical to providing our customers with the most innovative optics products. We employ a diverse group of people with different backgrounds, cultures, education and experience to move the Company and our strategic plan forward. As of June 30, 2026, we had 425 employees globally, including 414 full-time and 11 part-time employees, with 214 employees in the U.S., 107 employees located in Riga, Latvia, and 104 employees located in Zhenjiang, China. We have used and will continue utilizing part-time support, including interns, temporary employment agencies, and outside consultants, as required from time to time. Any employee additions or terminations over the next twelve months will be dependent upon the actual sales levels realized during the fiscal year.

Compensation and Benefits

LightPath offers competitive compensation and benefit packages designed to meet the short-term and long-term needs of our employees and their families. These benefits include but are not limited to a 401(k) Plan with company match, flexible spending and health savings accounts, short-term incentive programs, healthcare benefits, and employee assistance program.

Recruitment

Sourcing and hiring top talent is part of our success. Using different sources and partnerships to connect with talent has been crucial. LightPath uses regional, industry and internal metrics to ensure we are staying competitive in the market.

Diversity and Inclusion Initiatives

LightPath is committed to being an equal opportunity employer and strives to create an inclusive workplace that celebrates diversity of experience. As a global company, we celebrate diversity. All employment decisions are based on business need, basis of qualifications, performance and merit.

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

Risks Related to Our Business and Financial Results

We have a history of losses. We reported net losses for several consecutive fiscal years. As of June 30, 2026, we had an accumulated deficit of approximately $251.3 million. We may incur losses in the future if we do not achieve sufficient revenue to maintain profitability, or if we continue to incur unusual costs. We expect revenue to grow by generating additional sales through promotion of our infrared products, with a focus on engineered solutions, and continued cost reduction efforts across all product groups, but we cannot guarantee such improvement or growth.

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

We may be affected by political and other risks as a result of our sales to international customers and/or our sourcing of materials from international suppliers. In fiscal year 2026, 48% of our net revenue was derived from sales outside of the U.S., compared to 38% in fiscal 2025, with customers in Europe and Asia accounting for 97% and 91% of our foreign sales in fiscal 2026 and 2025, respectively. However, those percentages are based on ship-to location, and one of our largest customers integrates products in Europe and ships to their customers in the U.S., so our international sales is actually less than this indicates. Our international sales will be limited, and may even decline, if we cannot establish relationships with new international distributors, maintain relationships with our existing international distributions, maintain and expand our foreign operations, expand international sales, and develop relationships with international service providers. For example, following the sale of LPOIZ and the Zhenjiang Facility, which is expected to close in September 2026, we expect to become more dependent on third-party suppliers, including LPOIZ’s new owners, for the manufacture and supply of certain materials and products. While the transaction documents contemplate an ongoing supply relationship, any disruption in the new owners' operations, changes in their business priorities, financial condition, or ability to perform under our agreements could adversely affect our supply chain, operations, and financial results. Additionally, our international sales may be adversely affected if international economies weaken. We are subject to the following risks, among others:

●	greater difficulty in accounts receivable collection and longer collection periods;
●	potentially different pricing environments and longer sales cycles;
●	the impact of recessions in economies outside the U.S.;
●	the impact of high, sustained inflation;
●	unexpected changes in foreign regulatory requirements;
●	the burdens of complying with a wide variety of foreign laws and different legal standards;
●	certification requirements;
●	reduced protection for intellectual property rights in some countries;
●	difficulties in managing the staffing of international operations, including labor unrest and current and changing regulatory environments;
●	potentially adverse tax consequences, including the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings, and changes in tax rates;
●	price controls and exchange controls;
●	government embargoes or foreign trade restrictions;
●	imposition of duties and tariffs and other trade barriers;
●	import and export controls;
●	transportation delays and interruptions;
●	terrorist attacks and security concerns in general; and
●	political, social, economic instability and disruptions.

Russia’s ongoing conflict with Ukraine may continue to disrupt our supply chain. Our business, financial condition, and results of operations could be adversely affected by continued disruption and global consequences stemming from the conflict. Although we have no direct operations in Russia or Ukraine, the broader consequences of this conflict have negatively affected, and are expected to continue to negatively affect, the global economy, including the imposition of sanctions, cyber incidents or information technology failures, supply disruptions, increases in inflation rates, increase in energy costs, changes to foreign currency exchange rates, constraints, volatility, or disruption in financial markets, the availability of raw materials, supplies, freight, and labor, and uncertainty about economic and global stability. Historically, we have sourced Germanium from suppliers located in Russia and China. At the start of the Russia\Ukraine conflict we had ceased all purchases of Germanium from vendors in Russia and instead have been purchasing Germanium from vendors in China. In July 2023 China announced its intentions to impose some export restrictions on Germanium, requiring all international customers to provide an end user statement for approval before receiving an export license. Since that announcement, supply of Germanium has been disrupted, though not completely stopped. In December 2024, China further announced an immediate export ban on Germanium, Gallium and antimony to the United States and for any dual use or military use applications. We have taken proactive steps to minimize the orders we accept for Germanium products and therefore minimize our exposure to this risk. We cannot provide any assurances that we will be able to obtain adequate supplies in the future or, if adequate supplies are available, that the timing or costs of obtaining such raw materials will be acceptable to us. Further, some of our major customers in Europe may be directly impacted by the Russian-Ukraine conflict, which could impact the amount and frequency of orders they place with us, as well as impact the timing and ability to pay for products ordered from us. Any material impacts to our customers could have a material adverse effect on our business and operating results.

We depend on single or limited source suppliers for some of the key materials or process steps in our products, making us susceptible to supply shortages, poor performance, or price fluctuations. We currently purchase several key materials (including Germanium and sensors) or have outside vendors perform process steps, such as lens coatings, used in or during the manufacture of our products from single or limited source suppliers. We may fail to obtain required materials or services in a timely manner in the future, or we could experience delays as a result of evaluating and testing the products or services of potential alternative suppliers. The economic decline in China may have adversely impacted the financial condition of certain of our suppliers, some of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. The economic decline in China has also increased the risk of bankruptcy for suppliers with operations in China and has led to higher manufacturing costs for us and the need to identify alternate suppliers. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials or services, or the inability to obtain these materials or services from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders, thereby negatively affecting our business, financial condition, and results of operations.

International tariffs, including tariffs applied to goods traded between the U.S. and China, could materially and adversely affect our business and results of operations. The United States has recently enacted and proposed to enact significant new tariffs affecting certain products exported by a number of U.S. trading partners, including China. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. The unpredictable nature of these trade policies and the potential for further escalation may increase uncertainty and volatility in our industry, which could negatively impact our financial performance

The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for us. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., China and other countries and regularly import and export goods and services to and from those countries. An increase in tariffs could have a material impact on our costs and on the demand for our products and services.

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

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. We execute all foreign sales from our U.S.-based facilities and inter-company transactions in U.S. dollars in order to partially mitigate the impact of foreign currency fluctuations. However, a portion of our international revenues and expenses are denominated in foreign currencies. Accordingly, we experience the risks of fluctuating currencies and corresponding exchange rates. In each of fiscal years 2026 and 2025, we recognized net losses of approximately $0.1 million on foreign currency transactions. Any such fluctuations that result in a less favorable exchange rate could adversely affect a portion of our revenues and expenses, which could negatively impact our results of operations and financial condition.

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

We are dependent on a few key customers, and the loss of any key customer could cause a significant decline in our revenues. In fiscal year 2026, we had sales to three customers that comprised an aggregate of approximately 37% of our annual revenue, with one customer at 24% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. In fiscal year 2025, we had sales to three customers that comprised an aggregate of approximately 23% of our annual revenue, with one customer at 9% of our sales, another customer at 7% of our sales, and the third customer at 6% of our sales. However, two of the three largest customers for fiscal year 2025 was not among the three largest for fiscal year 2026, which demonstrates that our customer concentration is not static. We continue to diversify our business in order to minimize our sales concentration risk. Our current strategy of providing the domain expertise and the extensive “know how” in optical design, fabrication, production and testing technologies will allow our customers to focus on their own development efforts, without needing to develop subject matter expertise in optics. By providing the bridge into the optical solution world, we partner with our customers on a long-term basis, create value to our customers, and capture that value through the long-term supply relationships we develop. However, the loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect our revenues.

Our stock price may fluctuate widely. Many factors, including, but not limited to, future announcements concerning the Company, its competitors or customers, as well as quarterly variations in operating results, announcements of technological innovations, seasonal or other variations in anticipated or actual results of operations, changes in earnings estimates by analysts or reports regarding the Company’s industries in the financial press or investment advisory publications, could cause the market price of the Company’s stock to fluctuate substantially. In addition, the Company’s stock price may fluctuate widely for reasons which may be unrelated to operating results. Also, any information concerning the Company, including projections of future operating results could in the future contribute to volatility in the market price of the Company’s Class A Common Stock.

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

Uncertainties related to the use of artificial intelligence (“AI”) in our business may result in harm to our business and reputation. To remain competitive, we have made and will continue to make investments in AI technologies, infrastructure, talent, and training. Our use of AI technologies is at an early stage, and these investments may not yield anticipated benefits or may become obsolete more quickly than expected. The use of AI tools to assist in the preparation of our work product or our corporate operations may expose us to new forms of liability. Ineffective, inadequate or premature use of AI could result in unintended consequences, including competitive harm, regulatory penalties, legal liability, loss or misuse of intellectual property, disclosure of confidential or proprietary information, data privacy or cybersecurity incidents, or brand or reputational harm. In addition, if we fail to successfully deploy AI in our business activities, products, or services, or fail to keep pace with technological advancements and competitors that may more effectively adopt AI, our competitiveness, growth prospects and financial performance could be adversely affected. We may also incur significant costs in evaluating or implementing AI technologies, and such investments may not result in anticipated benefits or returns.

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

Because of our limited product offerings, our ability to generate additional revenues may be limited without additional growth. With our strategic transition into more value-added solutions, and the addition of Visimid in July 2023, we reorganized our products into four product groups: infrared components, visible components, assemblies and modules, and engineering services. The addition of G5 Infrared in February 2025 and AML in January 2026 further expands our product offerings and proprietary infrared materials. In fiscal year 2026, sales of infrared components represented approximately 30% of our net revenues, sales of visible components represented approximately 22% of our net revenues, sales of assemblies and modules represented 44% of our revenues, and engineering services represented 4% of our revenues. In the future, we expect growth primarily from our assemblies and modules product group, the vertical integration of which will be supported by the infrared components product group. Continued and expanding market acceptance of these products, particularly infrared products based on our proprietary chalcogenide materials (Germanium alternatives), is critical to our future success. There can be no assurance that our current or new products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our results of operations and financial condition.

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

Business interruptions could adversely affect our business. We manufacture our products at manufacturing facilities located in Orlando, Florida; Hudson, New Hampshire; Plano, Texas; and Riga, Latvia. Up until completing the sale of LPOIZ, we also manufactured our products in a manufacturing facility in Zhenjiang, China. Our revenues are dependent upon the continued operation of these facilities. The Orlando Facility lease expires March 31, 2034. The Hudson, New Hampshire facility lease expires in December 2031. The Plano, Texas lease expires in August 2030. The Riga Facility is subject to two leases which expire in December 2030. Our operations are vulnerable to interruption by fire, hurricane winds and rain, earthquakes, electric power loss, telecommunications failure, and other events beyond our control. We do have a business continuity and recovery plan for our facilities however, we do not have a backup facility, other than our other facilities, or contractual arrangements with any other manufacturers in the event of a casualty to or destruction of any facility or if any facility ceases to be available to us for any other reason. If we are required to rebuild or relocate either of our manufacturing facilities, a substantial investment in improvements and equipment would be necessary. We carry only a limited amount of business interruption insurance, which may not sufficiently compensate us for losses that may occur.

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

●

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

●

Continuous Vulnerability Management: We continuously monitor our IT networks and legacy systems to identify threats that may adversely affect critical systems and information, ensuring that our broader IT environment remains secure.

●

Third-Party Cybersecurity Consultants: We engage trusted third-party cybersecurity experts to enhance our security posture, perform assessments, and provide strategic guidance, ensuring continuous improvement in our cybersecurity approach.

●

Cybersecurity Awareness Training: Employees, incident response teams, and senior management undergo regular training to ensure awareness of evolving cybersecurity threats and the appropriate responses.

●

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

While LightPath faces various cybersecurity threats as part of routine operations, no risks have been identified to date that could materially impact the company’s operations, strategy, financial condition, or overall business performance.

Item 2. Properties.

Our properties consist primarily of leased office and manufacturing facilities. Our corporate headquarters office and manufacturing facility is located in Orlando, Florida and our additional manufacturing and office facilities are located in Hudson, New Hampshire, Plano, Texas, Garland, Texas, Zhenjiang, China and Riga, Latvia. The following schedule presents the approximate square footage of our offices and facilities as of June 30, 2026:

Location	Square Feet	Commitment and Use
Orlando, Florida	58,500	Leased; 2 suites used for corporate headquarters offices, manufacturing, and research and development
Hudson, New Hampshire	27,000	Leased; 1 suite used for administrative offices, engineering and manufacturing
Plano, Texas	9,000	Leased; 1 suite used for engineering and manufacturing
Garland, Texas	7,300	Licensed; 1 suite used for engineering and manufacturing
Riga, Latvia	29,000	Leased; 3 suites used for administrative offices and manufacturing
Zhenjiang, China	39,500	Leased; 1 building used for manufacturing

*In July 2026, we announced the sale of LPOIZ, which includes the Zhenjiang Facility. We expect to close the transaction in September 2026, and the lease will be assigned to the purchasers as of the date of closing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “LPTH”.

Holders

As of September 1, 2026, we estimate there were approximately 230 holders of record and approximately 38,300 street name holders of our Class A Common Stock.

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

Issuer Purchases of Equity Securities

During the year ended June 30, 2026 there were no repurchases of the Company’s Class A Common Stock by the Company.

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

Results of Operations

Operating Results for Fiscal Year Ended June 30, 2026 Compared to the Fiscal Year Ended June 30, 2025:

Revenue.

Revenue for fiscal year 2026 was approximately $71.7 million, an increase of 93%, as compared to $37.2 million in fiscal year 2025. We categorize our products into four product groups: (i) infrared components; (2) visible components; (3) assemblies and modules; and (iv) engineering services. Note that certain fiscal year 2025 amounts have been reclassified from infrared components to assemblies and modules to conform to current classification.

Revenue generated by the infrared components product group was approximately $21.2 million in fiscal year 2026, an increase of $7.3 million, or  52%, as compared to the prior fiscal year. Of this increase, approximately $1.3 million was attributable to increased sales by G5 Infrared of coating services, reflecting a full fiscal year, compared to less than half of fiscal 2025 due to the timing of the acquisition. AML, which was acquired in January 2026, contributed approximately $2.2 million to the increase in sales of infrared components. The remaining $3.8 million increase in revenue from infrared components is primarily due to increases in sales to defense and industrial customers in Europe.

Revenue generated by the visible components product group was approximately $15.5 million for fiscal year 2026, an increase of $3.8 million, or 32%, as compared to the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers the U.S., Asia and Europe, including several new programs.

Revenue from the assemblies and modules product group was approximately $31.9 million in fiscal year 2026, an increase of $23.5 million, or 281%, as compared to fiscal year 2025. Of this increase, approximately $23.1 million is due to an increase in G5 Infrared sales of cameras and modules, including previously announced large defense and security programs.

Revenue from engineering services was nearly flat for fiscal 2026, as compared to the same period of the prior fiscal year. This includes Visimid’s contract with Lockheed Martin, as well as several other non-recurring engineering projects, the largest of which was for another defense customer. The timing and dollar value of deliverables is not always consistent, which causes revenue for the programs within this product group to fluctuate from period to period.

Cost of Sales and Gross Profit.

Gross profit for fiscal year 2026 was approximately $25.8 million, an increase of 155%, as compared to approximately $10.1 million in fiscal year 2025. Total cost of sales was approximately $45.9 million for fiscal year 2026, compared to $27.1 million for fiscal year 2025, an increase of 70%. Gross margin as a percentage of revenue was 36% for fiscal year 2026 as compared to 27% for fiscal year 2025. The increase in gross margin for fiscal year 2026 was driven by the increase in sales across nearly all product groups, as well as improved gross margins across each of the product groups. Fiscal year 2026 also includes a full year of G5 Infrared revenue and gross profit, particularly in the assemblies and modules product group. The assemblies and modules product group increased from 23% of revenue in fiscal year 2025, to 44% of revenue in fiscal year 2026, and these products typically have higher gross margins than the component product groups. Gross profit for fiscal year 2025 was also unusually low, partially due to the unfavorable impact of an approximately $0.5 million increase in inventory reserve charges primarily related to visible components where revenue had declined for the past several years.

Selling, General and Administrative.

For fiscal year 2026, Selling, General and Administrative (“SG&A”) costs were approximately $24.7 million, an increase of approximately $8.8 million, or 56%, as compared to the prior fiscal year. The increase in SG&A costs was partially attributable to including a full year of G5 Infrared SG&A costs for 2026, an increase of $2.3 million, as compared to fiscal 2025 due to the timing of the acquisition. The AML transaction also added $1.0 million in SG&A for fiscal 2026, including acquisition-related costs. In addition, we have increased our sales and marketing spend to promote new products, including personnel costs, travel and tradeshows. We have also increased our spend on information technology to meet heightened security standards as required by our customers, and for acquisition integration projects. Our SG&A personnel costs have also increased due to filling certain vacant executive roles and accruing for incentive compensation plans for employees.

New Product Development.

New product development costs were approximately $3.8 million in fiscal year 2026, an increase of approximately $0.7 million, or 24%, as compared to the prior fiscal year. New product development costs increased with the addition of G5 Infrared product development costs, and other additional engineering personnel. These increases were partially offset by a decrease in outside services and materials utilized for development projects, due to timing of such projects. Management views the investment in new product development as an important part of execution of our strategy, and plans to continue to grow our investment in new product development.

Amortization of Intangible Assets.

Amortization of intangible assets increased by $0.4 million for fiscal year 2026, as compared to the prior fiscal year due to the addition of amortization of intangible assets associated with the G5 Infrared and AML acquisitions. See Note 3, Acquisitions, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information.

Change in Fair Value of Acquisition Liabilities.

Change in fair value of acquisition liabilities increased by $14.1 million for fiscal year 2026, as compared to the prior fiscal year primarily related to the earnouts associated with the G5 Infrared acquisition, where the amounts earned were greater than the fair values estimated and recorded at the date of acquisition. See Note 3, Acquisitions, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information.

Other Expense.

Interest income, net, was approximately $0.01 million for fiscal year 2026, compared to interest expense, net, of approximately $1.1 million in the prior fiscal year. For fiscal 2026, we earned interest on our cash balance following the December Offering (as defined below) and the June Offering (as defined below), partially offset by interest expense on finance leases and interest and amortization of loan issuance costs on the Acquisition Notes (as defined below) until they were redeemed in December 2025. Interest expense for fiscal year 2025 includes financing costs associated with the warrant liability of approximately $0.3 million, and the interest and amortization of loan issuance costs associated with the Bridge Note (as defined below), executed in August 2024, which was subsequently replaced by the Acquisition Notes executed in February 2025. See Note 14, Loans Payable, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for definitions and further information.

We recorded a loss in extinguishment of debt of $0.5 million during fiscal year 2026, upon redemption of the Acquisition Notes, based on the difference between the carrying value of the debt being extinguished and the redemption amount. During fiscal year 2025, we recorded a loss on extinguishment of debt of $0.4 million related to the exchange of the Bridge Note for an Acquisition Note in connection with the financing of the acquisition of G5 Infrared. The loss is based on the difference between the carrying value of the debt being extinguished and the fair value of the new debt, plus any other payments exchanged (e.g. the aforementioned Class A Common Stock, Series G Convertible Preferred Stock and warrants).

In fiscal year 2025, we recorded an expense associated with the change in fair value of the warrant liability of $1.4 million. The fair value of the warrants was re-measured each reporting period from the date of issuance until the warrants were reclassified from liabilities to equity as a result of the action taken at a special meeting of the stockholders on June 16, 2025. See Note 8, Stockholders' Equity, in the Consolidated Financial Statements included in this Annual Report on Form 10-K, for definitions and further information.

Other expense, net, was approximately $0.1 million for fiscal year 2026, compared to $0.1 million for fiscal year 2025. Other expense, net, for fiscal years 2026 and 2025 primarily consists of net foreign exchange losses. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-United States currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year.

Income Taxes.

During fiscal year 2026, we recorded income tax expense of approximately $0.3 million, compared to $0.04 million in fiscal year 2025, primarily related to our operations in China. Income taxes for fiscal years 2026 and 2025 include Chinese withholding tax expenses of $0.1 million and $0.2 million, respectively, the majority of which are associated with intercompany dividends declared by LPOIZ, payable to us as the parent company. While these repatriation transactions result in some additional Chinese withholding taxes, LPOIZ currently qualifies for a reduced Chinese income tax rate; therefore, the total tax on those earnings was still below the normal income tax rate. Income tax expense for fiscal years 2026 and 2025 are also offset by deferred income tax benefits from the turnaround of temporary differences, and increased by deferred income tax expense related to certain indefinite lived temporary differences. Please refer to Note 9, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to each of our tax jurisdictions.

Net Income (Loss).

Net loss for fiscal year 2026 was approximately $20.5 million, or $0.38 basic and diluted loss per share, compared to approximately $14.9 million, or $0.36 basic and diluted loss per share, for fiscal year 2025. The increase in net loss for fiscal year 2026, as compared to fiscal year 2025, is primarily attributable to the approximately $14.1 million increase in the change in fair value of acquisition liabilities, which is included in operating expenses, as well as the increase in SG&A and new product development costs, which were largely offset by the increase in gross profit.

Weighted-average common stock shares outstanding were 53,374,275 for both basic and diluted in fiscal year 2026, compared to 40,874,068 for both basic and diluted in fiscal year 2025. The increase in weighted-average basic common shares was primarily due to the December Offering and the June Offering. The increase is also attributable to: (i) the 3,468,698 shares of Class A Common Stock issued upon the exercise of warrants; (ii) the 8,692,097 shares of Class A Common Stock issued upon conversion of Series G Convertible Preferred Stock; (iii) the 524,124 shares of Class A Common Stock issued in conjunction with the acquisitions of Visimid, G5 Infrared and AML, including earnouts; and (iv) the issuance of shares of Class A Common Stock under the 2015 ESPP and underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

At June 30, 2026, we had working capital of approximately $103.7 million and total cash and cash equivalents of approximately $93.2 million. Approximately 4% of our total cash and cash equivalents was held by our foreign subsidiaries in China and Latvia. Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal year 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to us, as the U.S. parent company. It is still our intent to reinvest a portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

In China, before any funds can be repatriated, the retained earnings of the legal entity must equal at least 50% of the registered capital. During fiscal years 2026 and 2025, we repatriated approximately $0.2 million and $1.2 million, respectively, from LPOIZ. As of June 30, 2026, LPOIZ had approximately $0.7 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2026. In July 2026, we repatriated $0.4 million, ahead of the closing of the divestiture of LPOIZ which is expected to occur in September 2026.

Loans payable as of June 30, 2026 consisted of the 2023 Equipment Loan (as defined below).

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan totaled 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make prepayments to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (5.20% as of June 30, 2026). As of June 30, 2026, the outstanding balance on the 2023 Equipment Loan was approximately 164,000 EUR (or USD $0.2 million). For additional information regarding the 2023 Equipment Loan, see Note 14, Loans Payable, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

Equity Financing.

On June 1, 2026, we entered into a securities purchase agreement with a selling stockholder, North Run Strategic Opportunities Fund I, LP (“North Run”) and certain institutional investors for the purchase and sale of an aggregate of 7,142,800 shares of Class A Common Stock at an offering price of $14.00 per share, consisting of 3,571,400 shares of Class A Common Stock sold by the Company and 3,571,400 shares of Class A Common Stock sold by North Run (the "June Offering"), resulting in gross proceeds to us of approximately $50.0 million. The June Offering closed on June 3, 2026.

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of 7,750,000 shares of the Company’s Class A Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, we granted, and the Underwriters exercised, a 30-day option to purchase up to an additional 1,162,500 shares of Class A Common Stock in the December Offering at the public offering price. The December Offering closed on December 15, 2025.

On February 18, 2025, we announced the closing of the acquisition of G5 Infrared and the related financing, including the issuance of shares of Series G Convertible Preferred Stock. For additional information, refer to Note 3, Acquisitions and Note 8, Stockholders' Equity, to the Notes to the Consolidated Financial Statements to this Annual Report on Form 10-K.

In the short term, we have sufficient capital to fund the continued expansion of our operations. In the longer term, we may identify opportunities for additional acquisitions and other strategic transactions to expand and further enhance our business that may require that we raise additional capital should we elect to pursue any of such transactions.

Cash Flows – Operating.

Cash used in operations was $10.2 million for fiscal 2026, compared to approximately $8.3 million for fiscal year 2025. The cash used in operations for fiscal 2026 was primarily due to the following: (i) payment of the first earnout payment for the acquisition of G5 Infrared, of which $3.8 million was classified in operating activities, representing the amount in excess of the contingent consideration liability recognized as of the acquisition date; and (ii) investments in working capital of $9.6 million, largely driven by accounts receivable and inventory due to the growth in revenue, as well as supplier prepayments for critical materials with long lead times.  The cash used in operations during fiscal year 2025 was driven by the net loss, after considering non-cash items, which was partially driven by significant legal and consulting expenses related to the acquisition of G5 Infrared. In addition, inventory increased $1.4 million (net of inventory included in the acquisition of G5 Infrared), while the increase in accounts receivable was largely offset by increases in accounts payable and accrued liabilities.

We anticipate continued improvement in our cash flows provided by operations in future years and as we continue to focus on managing our receivables, payables and inventory, while continuing to grow our sales and improve gross margins, with moderate increases in general, administrative, sales and marketing and new product development costs.

Cash Flows – Investing.

During fiscal years 2026 and 2025, we expended approximately $7.0 million and $18.5 million, net, to acquire AML and G5 Infrared respectively, as disclosed in Note 3, Acquisitions, in the Consolidated Financial Statements in this Annual Report on Form 10-K. During fiscal 2026, we expended approximately $6.3 million for capital equipment, as compared to approximately $1.3 million during fiscal year 2025. During fiscal years 2026 and  2025 our capital expenditures were primarily related to expansion of our glass fabrication capacity, as well as metrology and infrared coating equipment.

We anticipate a higher level of capital expenditures during fiscal year 2027, to support the demand currently in backlog and to enhance our capacity and capabilities; however, the total amount expended will depend on sales growth opportunities and other circumstances.

Cash Flows – Financing.

Net cash provided by financing activities was approximately $111.0 million for fiscal year 2026, compared to approximately $29.3 million in fiscal year 2025. Cash provided by financing activities for fiscal year 2026 reflects approximately $120.2 million in net proceeds from public and private equity placements, offset by $5.7 million in principal payments on loans and finance leases. Cash provided by financing activities for fiscal year 2025 reflects approximately $29.8 million from financing related to the acquisition of G5 Infrared, offset by $0.4 million in principal payments on loans and finance leases.

How We Operate

We have continuing sales of two basic types: (i) sales of standard product configurations and (ii) sales of customized products or products developed specifically for a certain customer. In this latter type of business, we work with customers to help them determine optical specifications and then create certain optical designs for them, including complex multi-component, optical system or sub-system designs that we call “engineered solutions.” This is followed by “sampling” or prototyping small numbers of the product for the customers’ test and evaluation. Thereafter, should a customer conclude that our specification or design is the best solution to their product need; we negotiate and “win” a contract (sometimes called a “design win”) – whether of a “blanket purchase order” type or a supply agreement. The strategy is to create an annuity revenue stream that makes the best use of our production capacity and longer-term revenue planning, as compared to the turns business, which is unpredictable and uneven. A key business objective is to convert as much of our business to the design win and annuity model as is possible. We face several challenges in doing so:

●	Maintaining the design and new product development capability, including a high-quality and responsive optical design engineering staff, opto-mechanical engineering, and all related disciplines;

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

Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:

●	sales backlog;

●	revenue by product group;

●	inventory levels;

●	accounts receivable levels and quality;

●	EBITDA and Adjusted EBITDA; and

●	other key indicators.

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

Quarterly backlog levels for fiscal years 2026 and 2025 are as follows:

			Change From
	Total Backlog	Change From	Prior Quarter
Quarter	($ 000)	Prior Year End	End
Q1 2025	$20,542	7%	7%
Q2 2025	$19,767	3%	(4)%
Q3 2025	$27,423	42%	39%
Q4 2025	$37,390	94%	36%
Q1 2026	$86,043	130%	130%
Q2 2026	$97,837	162%	14%
Q3 2026	$110,557	196%	13%
Q4 2026	$110,943	197%	0%

Of the total backlog of $110.9 million as of June 30, 2026, approximately $85.6 million is requested by the customer for delivery within one year, which is expected to be converted into revenues during fiscal year 2027.

The increase in total backlog from June 30, 2025 to June 30, 2026 of $73.6 million includes approximately $58.0 million in orders from a leading global technology customer for advanced infrared camera systems expected to ship in calendar year 2026 and 2027, as well as several other multi-million dollar orders from other customers. During fiscal 2026, we received a significant contract renewal for advanced infrared optics for a critical international military program. The acquisition of AML also added backlog of $1.1 million as of March 31, 2026. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

Markets continue to experience growing demand for infrared products used in the defense, security, industrial and first responder sectors. Demand for infrared products, including assemblies and cameras, continues to be fueled by interest in lenses made with our BD6 glass and our new BDNL materials. With the global supply of germanium concentrated in Russia and China, recent global events and increases in restrictions on the sourcing of these materials are generating high levels of interest in germanium alternatives such as our proprietary BlackDiamond materials, AML's AMTIR materials and other materials we are currently developing under an exclusive license with the Naval Research Lab.

Revenue by Product Group.

The following table sets forth revenue dollars by our four product groups for the three months and year ended June 30, 2026 and 2025, with certain fiscal year 2025 amounts reclassified from infrared components to assemblies and modules to conform to current classification:

	(unaudited)
	Three Months Ended			Year Ended
	June 30,		Quarter	June 30,		Year-to-date
	2026	2025	% Change	2026	2025	% Change
Revenue
Infrared components	$7,095,963	$4,542,306	56%	$21,196,156	$13,905,784	52%
Visible components	4,238,317	2,835,474	49%	15,492,707	11,736,549	32%
Assemblies and modules	9,051,215	4,569,737	98%	31,879,418	8,373,101	281%
Engineering services	776,857	262,276	196%	3,153,818	3,187,196	(1)%
Total revenue	$21,162,352	$12,209,793	73%	$71,722,099	$37,202,630	93%

Three months ended June 30, 2026 compared to three months ended June 30, 2025.

Our revenue increased by $9.0 million in the fourth quarter of fiscal year 2026, as compared to the same quarter of the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules.

Revenue generated by the infrared components product group for the fourth quarter of fiscal year 2026 was $7.1 million, an increase of 56%, as compared to the same quarter of the prior fiscal year. AML, which was acquired during the quarter of fiscal 2026, contributed $1.1 million in sales of infrared materials during the fourth quarter of fiscal 2026. The remaining $1.5 million increase in revenue is primarily due to increases in sales to defense and industrial customers in the U.S. and Europe.

Revenue from the visible components product group for the fourth quarter of fiscal year 2026 was $4.2 million, an increase of 49% as compared to the same quarter of the prior fiscal year. The increase was driven by sales to industrial customers in Asia and Europe, as well as U.S. defense customers and distributors. In July 2026, we announced the divestiture of LPOIZ, our Chinese subsidiary, which will reduce our revenue from visible components following the closing of the transaction, which is expected to occur in September 2026.

Revenue from assemblies and modules was $9.1 million, an increase of 98%, as compared to the same quarter of the prior fiscal year. This increase is primarily driven by sales of G5 Infrared sales of cameras and modules, including the previously announced program with a large global technology customer and other defense and security customers, primarily for border patrol and C-UAS systems.

Revenue from engineering services increased by $0.5 million for the fourth quarter of fiscal 2026, as compared to the same quarter of the prior fiscal year. This increase was primarily driven by Visimid’s contract with Lockheed Martin, where the timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the fourth quarter of fiscal 2026, the revenue recognized against this contract was more than in the fourth quarter of fiscal 2025. Management expects that the engineering revenue from a current Lockheed Martin program will decline, as the program transitions from development into production, yet other new programs that are starting now will generate comparable or higher engineering services revenue.

Year ended June 30, 2026 compared to year ended June 30, 2025.

Our revenue increased by approximately 93%, for fiscal year 2026, as compared to the prior fiscal year, primarily driven by increases in infrared components and assemblies and modules. Note that fiscal 2026 includes G5 Infrared for a full year, whereas the prior year included less than five months. In addition, we acquired AML during fiscal 2026, which contributed to infrared components since acquisition in January.

Revenue generated by the infrared components product group for fiscal year 2026 was $21.2 million, an increase of approximately 52%, as compared to the prior fiscal year. Of this increase, approximately $1.3 million is due to an increase in G5 Infrared sales of coating services. AML contributed $2.2 million to the increase in sales of infrared components for fiscal year 2026. The remaining $3.8 million increase in revenue is primarily due to increases in sales to defense and industrial customers in the U.S. and Europe.

Revenue from the visible components product group for fiscal year 2026 was $15.5 million, an increase of 32%, as compared to the prior fiscal year. The increase was primarily driven by sales to industrial customers in Asia, as well as in the U.S. and Europe. In July 2026, we announced the divestiture of LPOIZ, which will reduce our revenue from visible components following the closing of the transaction, which is expected to occur in September 2026.

Revenue from assemblies and modules for fiscal year 2026 was $31.9 million, an increase of $23.5 million, or 281%, as compared to the prior fiscal year. Of this increase, approximately $23.1 million is due to an increase in G5 Infrared sales of cameras and modules, including the previously announced program with a large global technology customer as well as other defense and security customers.

Revenue from engineering services for fiscal year 2026 was nearly flat, as compared to the prior fiscal year. Revenue from Visimid’s contract with Lockheed Martin was less than in the prior fiscal year, due to timing, partially offset by a non-recurring engineering project for another defense customer. The timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. Projects related to this product group are expected to drive sales growth in the other product groups over time, as these new products transition to from development and prototyping to production.

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

Fiscal Quarter	Ended	DCSI (days)
Q4-2026	6/30/2026	128
Q3-2026	3/31/2026	100
Q2-2026	12/31/2025	119
Q1-2026	9/30/2025	111
Fiscal Year 2026 Average		115
Q4-2025	6/30/2025	123
Q3-2025	3/31/2025	178
Q2-2025	12/31/2024	107
Q1-2025	9/30/2024	112
Fiscal Year 2025 Average		130

Our average DCSI for fiscal year 2026 was 115, compared to 130 for fiscal year 2025. The decrease in average DCSI is driven by the increase in sales, while managing inventory levels to support our growing backlog. We strive to maintain DCSI of 110 to 120 days.

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

Fiscal Quarter	Ended	DSO (days)
Q4-2026	6/30/2026	65
Q3-2026	3/31/2026	51
Q2-2026	12/31/2025	48
Q1-2026	9/30/2025	58
Fiscal Year 2026 Average		56
Q4-2025	6/30/2025	71
Q3-2025	3/31/2025	76
Q2-2025	12/31/2024	65
Q1-2025	9/30/2024	56
Fiscal Year 2025 Average		67

Our average DSO for fiscal year 2026 was 56, compared to 67 for fiscal year 2025. The decrease in average DSO for fiscal year 2026 is due to higher than normal DSO in fiscal year 2025.  This was due to the addition of G5 Infrared revenue, which had a higher concentration of shipments in the third month of the third and fourth fiscal quarters of 2025 which drove the accounts receivable balance up disproportionately to sales. We strive to maintain a DSO of less than 60, which we achieved for fiscal year 2026.

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

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net income to EBITDA and Adjusted EBITDA for the three months and year ended June 30, 2026 and 2025:

	(unaudited)
	Three Months Ended June 30,		Year Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,140,865)	$(7,055,980)	$(20,545,563)	$(14,873,182)
Depreciation and amortization	1,320,375	792,488	5,038,066	4,149,240
Income tax provision	111,497	(122,402)	314,713	37,790
Interest (income) expense	(298,238)	312,967	(16,003)	1,118,213
EBITDA	$(3,007,231)	$(6,072,927)	$(15,208,787)	$(9,567,939)
Stock-based compensation	1,600,218	298,309	2,861,795	1,043,464
Loss on extinguishment of debt	—	—	506,280	418,502
Change in fair value of warrant liability	—	2,224,270	—	1,353,716
Change in fair value of acquisition liabilities	3,401,807	1,430,000	15,636,336	1,560,445
Acquisition costs	70,273	—	290,448	—
Foreign exchange loss	30,796	141,583	146,060	129,882
Adjusted EBITDA	$2,095,863	$(1,978,765)	$4,232,132	$(5,061,930)
% of revenue	10%	-16%	6%	-14%

Our adjusted EBITDA for the quarter ended June 30, 2026 was approximately $2.1 million, compared to a loss of $2.0 million for the same period of the prior fiscal year. The increase in adjusted EBITDA in the fourth quarter of fiscal year 2026 is primarily attributable to higher sales and gross margin, partially offset by higher SG&A costs.

Our adjusted EBITDA for fiscal year 2026 was approximately $4.2 million, compared to a loss of $5.1 million for fiscal year 2025. The increase in adjusted EBITDA for fiscal year 2026 is primarily attributable to higher sales and gross margin, partially offset by higher SG&A and new product development costs.

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

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. We periodically reassess the useful lives of intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, developed technology and tradenames. They are generally valued as the present value of estimated cash flows expected to be generated from the asset using a risk-adjusted discount rate. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used. Goodwill and intangible assets are tested for impairment on an annual basis and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2026, we carried out an evaluation, under the supervision and with the participation of members of our management, including our CEO and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our CEO and our CFO have concluded, based on their evaluation, that as of June 30, 2026, our disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2026 based on such criteria. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2026, excludes the internal controls of Amorphous Materials, LLC, which was acquired on January 21, 2026. The acquired business represented approximately 1% of our total assets, excluding goodwill and intangible assets, 3% of our revenue, and 1% of our net loss as of and for the fiscal year ended June 30, 2026. Management is in the process of integrating and standardizing processes for G5 Infrared to conform to LightPath’s control framework.

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

Changes in Internal Controls over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b)

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2027 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2026.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2027 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2027 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2026, with the exception of those items listed below.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of the end of fiscal year 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise and grant price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,990,473	$8.25	2,302,750
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2027 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2026.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to our Proxy Statement for our fiscal year 2027 Annual Stockholders’ Meeting to be filed with the SEC not later than 120 days after the end of fiscal year 2026.

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

10.5

Employment Agreement between LightPath Technologies, Inc. and Mr. Sam Rubin, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on February 28, 2020, and is incorporated herein by reference thereto. †

10.6

Employment Agreement between LightPath Technologies, Inc. and Mr. Albert Miranda, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on April 22, 2021, and is incorporated herein by reference thereto. †

10.7

Eighth Amendment to Lease Agreement between LightPath Technologies, Inc. and Challenger-Discovery, LLC which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No.: 000-27548) filed with the Securities and Exchange Commission on May 17, 2021, and is incorporated herein by reference thereto.

10.8

Ninth Amendment to Lease dated as of September 21, 2021, between LightPath Technologies, Inc. and Challenger Discovery LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on September 27, 2021, and is incorporated herein by reference thereto.

10.9

Investor Relations Consulting Agreement, dated April 11, 2022, by and between LightPath Technologies, Inc. and MZHCI, LLC, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No: 000-27548) filed with the Securities and Exchange Commission on May 12, 2022, and is incorporated herein by reference thereto.

10.10

Form of Securities Purchase Agreement, dated as of January 12, 2023, between the Company and each purchaser named in the signature pages thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on January 12, 2023, and is incorporated herein by reference thereto.

10.11

Bridge Note dated August 6, 2024 by LightPath Technologies, Inc. in favor of Lytton-Kambara Foundation which was filed as Exhibit 10.1 to our Current Report on Form 8-K (File No: 000-27548) filed with the Securities and Exchange Commission on August 12, 2024, and is incorporated herein by reference thereto.

10.12

Membership Interest Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc., G5 Infrared, LLC, the members of G5 Infrared, LLC, and Kenneth R. Greenslade, solely in his capacity as Sellers’ Representative filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.13

Securities Purchase Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and the investors listed on the Schedule of Buyers attached thereto filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.14

Registration Rights Agreement, dated February 13, 2025, by and among LightPath Technologies, Inc. and each of the several purchasers signatory thereto filed with the Securities and Exchange Commission on February 21, 2025, and is incorporated herein by reference thereto.

10.15

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

10.18	LightPath Technologies, Inc. 2025 Employee Stock Purchase Plan filed as Appendix B with the Securities and Exchange Commission on May 2, 2025, and is incorporated herein by reference thereto.

10.19	Form of Indemnification Agreement between individual directors and LightPath Technologies, Inc.*

10.20	Securities Purchase Agreement, dated September 15, 2025, by and between LightPath Technologies, Inc., Unusual Machines, Inc. and Ondas Holdings Inc. filed with the Securities and Exchange Commission on September 15, 2025, and is incorporated herein by reference thereto.

10.21	Form of Registration Rights Agreement filed with the Securities and Exchange Commission on September 15, 2025, and is incorporated herein by reference thereto.

10.22	Amendment No. 2 to the LightPath Technologies, Inc. 2018 Stock and Incentive Compensation Plan filed as Appendix A with the Securities and Exchange Commission on October 28, 2025 and is incorporated herein by reference thereto.

10.23	Underwriting Agreement, dated December 12, 2025, by and among LightPath Technologies, Inc. Canaccord Genuity LLC, Craig-Hallum Capital Group LLC and the several underwriters named in Schedule I thereto filed with the Securities and Exchange Commission on December 12, 2025 and is incorporated herein by reference thereto.

10.24	Asset Purchase Agreement, dated January 20, 2026, by and among LightPath Technologies, Inc., Amorphous Materials, LLC, a Delaware limited liability company, Amorphous Materials, Inc., a Texas corporation and other parties thereto filed with the Securities and Exchange Commission on January 23, 2026 and is incorporated herein by reference thereto.

10.25	Form of Restricted Stock Unit Agreement filed with the Securities and Exchange Commission on May 7, 2026 and is incorporated herein by reference thereto. †

10.26	Form of Stock Option Award Agreement filed with the Securities and Exchange Commission on May 7, 2026 and is incorporated herein by reference thereto. †

10.27	Securities Purchase Agreement, dated as of June 1, 2026, by and among LightPath Technologies, Inc., North Run Strategic Opportunities Fund I, LP and the purchasers party thereto filed with the Securities and Exchange Commission on June 3, 2026 and is incorporated herein by reference thereto.

10.28	Placement Agency Agreement, dated as of June 1, 2026, by and between LightPath Technologies, Inc., North Run Strategic Opportunities Fund I, LP and Craig-Hallum Capital Group LLC filed with the Securities and Exchange Commission on June 3, 2026 and is incorporated herein by reference thereto.

10.29	Equity Transfer Agreement, dated as of July 23, 2026, by and among LightPath Technologies, Inc., LightPath (Zhenjiang) Optical Instrumentation Co., Ltd., Hengtu Optical Technology (Nanjing) Co., Ltd. and Mr. Leo Zheng filed with the Securities and Exchange Commission on June 3, 2026 and is incorporated herein by reference thereto.

19.1

Guide for Trading in Securities, which was filed as Exhibit 19.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2024, and is incorporated herein by reference thereto.

21.1	Subsidiaries of the Registrant.*

23.1	Consent of BDO USA, P.C.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.**

97.1	Clawback Policy, which was filed as Exhibit 97.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 19, 2024, and is incorporated herein by reference thereto.

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in iXBRL.

† Management contract or compensatory plan or arrangement.

*filed herewith

**furnished herewith.

Item 16. Form 10-K Summary.

None.

LightPath Technologies, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

LightPath Technologies, Inc.

Orlando, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LightPath Technologies, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition

As described in Note 4 to the consolidated financial statements, the Company’s revenues were $71.7 million for the year ended June 30, 2026. Revenue is generally recognized upon transfer of control, including the risks and rewards of ownership, of products or services to customers.  The performance obligations for the sale of optical components and assemblies are satisfied at a point in time.

We identified revenue recognition from the sale of optical components and assemblies to customers as a critical audit matter as auditing these revenues was especially challenging due to the extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●

Evaluating the timing and amount of revenue recognized for a sample of revenue transactions by inspecting source documents, such as customer contracts, proof of shipment or delivery invoices, and cash receipts.

●	Evaluating the completeness and accuracy of information produced by the entity.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2025.

Troy, MI

September 10, 2026

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30,	June 30,
Assets	2026	2025
Current assets:
Cash and cash equivalents	$93,204,655	$4,877,036
Trade accounts receivable, net of allowance of $63,162 and $24,495	15,112,908	9,455,310
Inventories, net	18,005,559	12,858,838
Prepaid expenses and deposits	3,457,300	1,142,661
Other current assets	116,028	40,150
Total current assets	129,896,450	28,373,995

Property and equipment, net	19,363,026	15,864,061
Operating lease right-of-use assets	8,115,887	7,429,378
Intangible assets, net	17,134,601	15,987,923
Goodwill	19,315,177	13,753,921
Deferred tax assets, net	85,902	22,571
Other assets	96,578	73,917
Total assets	$194,007,621	$81,505,766
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,686,144	$7,421,430
Accrued liabilities	12,779,784	5,686,396
Accrued payroll and benefits	4,139,586	2,359,152
Operating lease liabilities, current	1,189,908	1,254,062
Loans payable, current portion	112,317	172,567
Finance lease obligation, current portion	269,414	206,518
Total current liabilities	26,177,153	17,100,125

Deferred tax liabilities, net	95,084	152,760
Accrued liabilities, noncurrent	—	823,000
Finance lease obligation, less current portion	392,796	421,363
Operating lease liabilities, noncurrent	8,888,227	8,326,250
Loans payable, less current portion	74,878	4,804,990
Total liabilities	35,628,138	31,628,488

Commitments and Contingencies - Note 15

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 6,492 and 24,956 shares issued and outstanding	$8,906,686	$34,232,510

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 69,963,045 and 42,949,307 shares issued and outstanding	699,630	429,493
Additional paid-in capital	398,726,619	244,953,346
Accumulated other comprehensive income	1,308,868	978,686
Accumulated deficit	(251,262,320)	(230,716,757)
Total stockholders’ equity	149,472,797	15,644,768
Total liabilities, convertible preferred stock and stockholders’ equity	$194,007,621	$81,505,766

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended June 30,
	2026	2025
Revenue, net	$71,722,099	$37,202,630
Cost of sales	45,917,308	27,072,516
Gross profit	25,804,791	10,130,114
Operating expenses:
Selling, general and administrative	24,660,503	15,814,627
New product development	3,784,029	3,063,772
Amortization of intangible assets	1,833,320	1,414,817
Change in fair value of acquisition liabilities	15,636,336	1,560,445
(Gain) loss on disposal of property and equipment	(455,092)	99,334
Total operating expenses	45,459,096	21,952,995
Operating loss	(19,654,305)	(11,822,881)
Other income (expense):
Interest income (expense), net	16,003	(1,118,213)
Loss on extinguishment of debt	(506,280)	(418,502)
Change in fair value of warrant liability	—	(1,353,716)
Other expense, net	(86,268)	(122,080)
Total other income (expense), net	(576,545)	(3,012,511)
Loss before income taxes	(20,230,850)	(14,835,392)
Income tax provision	314,713	37,790
Net loss	$(20,545,563)	$(14,873,182)
Foreign currency translation adjustment	330,182	468,750
Comprehensive loss	$(20,215,381)	$(14,404,432)
Loss per common share (basic)	$(0.38)	$(0.36)
Number of shares used in per share calculation (basic)	53,374,275	40,874,068
Loss per common share (diluted)	$(0.38)	$(0.36)
Number of shares used in per share calculation (diluted)	53,374,275	40,874,068

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Changes in Stockholders' Equity

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	—	—	39,254,643	$392,546	$245,140,758	$509,936	$(215,843,575)	$30,199,665
Issuance of preferred stock under private equity placement, net of fees	24,956	19,481,376	—	—	—	—	—	—
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	9,369	93	14,292	—	—	14,385
Exercise of stock options, RSUs & RSAs, net	—	—	593,791	5,938	(2,763)	—	—	3,175
Shares issued as compensation	—	—	49,000	490	89,180	—	—	89,670
Issuance of common stock for acquisition of Visimid	—	—	382,253	3,823	710,123	—	—	713,946
Issuance of common stock for acquisition of G5	—	—	1,972,501	19,725	4,852,343	—	—	4,872,068
Issuance of common stock under private equity placement, net of fees	—	—	687,750	6,878	1,584,014	—	—	1,590,892
Issuance of warrants under private equity placement, net of fees	—	—	—	—	177,445	—	—	177,445
Preferred cumulative dividends plus accretion	—	14,751,134	—	—	(14,751,134)	—	—	(14,751,134)
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	953,795	—	—	953,795
Reclassification of warrant liability	—	—	—	—	6,185,293	—	—	6,185,293
Foreign currency translation adjustment	—	—	—	—	—	468,750		468,750
Net loss	—	—	—	—	—	—	(14,873,182)	(14,873,182)
Balances at June 30, 2025	24,956	34,232,510	42,949,307	429,493	244,953,346	978,686	(230,716,757)	15,644,768
Issuance of preferred stock under private equity placement, net of fees	—	—	—	—	—	—	—	—
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	2,302	23	24,839	—	—	24,862
Exercise of stock options, RSUs & RSAs, net	—	—	242,617	2,427	10,076	—	—	12,503
Exercise of warrants	—	—	3,468,698	34,687	(34,687)	—	—	—
Issuance of common stock under private equity placement, net of fees	—	—	1,600,000	16,000	7,878,045	—	—	7,894,045
Issuance of common stock under public equity placements, net of fees	—	—	12,483,900	124,839	112,212,283	—	—	112,337,122
Issuance of common stock for acquisition of Visimid	—	—	112,323	1,123	348,877	—	—	350,000
Issuance of common stock for acquisition of Amorphous	—	—	114,356	1,143	1,569,302	—	—	1,570,445
Issuance of common stock for acquisition of G5	—	—	297,445	2,974	3,569,340	—	—	3,572,314
Conversion of Series G Preferred to Common	(18,464)	(25,325,824)	8,692,097	86,921	25,238,903	—	—	25,325,824
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	2,956,295	—	—	2,956,295
Foreign currency translation adjustment	—	—	—	—	—	330,182	—	330,182
Net loss	—	—	—	—	—	—	(20,545,563)	(20,545,563)
Balances at June 30, 2026	6,492	$8,906,686	69,963,045	$699,630	$398,726,619	$1,308,868	$(251,262,320)	$149,472,797

The accompanying notes are an integral part of these consolidated financial statements.

LIGHTPATH TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,545,563)	$(14,873,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,038,066	4,149,240
Interest from amortization of loan issuance costs	90,124	213,829
Amortization of fair value of loan	90,321	71,215
Loss on extinguishment of debt	506,280	418,502
Change in fair value of warrant liability	—	1,353,716
Change in fair value of acquisition earnout liabilities	15,636,336	1,560,445
Earnout payment for acquisition of G5, net of financing portion	(3,813,587)	—
(Gain) loss on disposal of property and equipment	(455,092)	99,334
Stock-based compensation on stock options, RSUs & RSAs, net	2,861,795	1,043,464
Provision for credit losses	(44,090)	(3,014)
Change in operating lease assets and liabilities	(188,686)	(273,624)
Inventory write-offs to allowance	368,891	143,362
Deferred taxes	(121,007)	(221,977)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(5,578,692)	(2,626,267)
Other current assets	(75,878)	91,027
Inventories	(5,062,213)	(1,385,690)
Prepaid expenses and deposits	(2,242,800)	(325,915)
Accounts payable and accrued liabilities	3,310,607	2,234,145
Net cash used in operating activities	(10,225,188)	(8,331,390)

Cash flows from investing activities:
Purchase of property and equipment	(6,268,334)	(1,262,302)
Proceeds from sale of equipment	475,000	10,648
Acquisition of Amorphous	(7,000,111)	—
Acquisition of G5 Infrared	—	(18,486,669)
Net cash used in investing activities	(12,793,445)	(19,738,323)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,503	3,175
Proceeds from sale of common stock from Employee Stock Purchase Plan	24,862	14,385
Proceeds from issuance of common stock under public equity placement	112,337,122	—
Proceeds from issuance of common stock under private equity placement, net of fees	7,894,045	437,725
Proceeds from issuance of preferred stock under private equity placement, net of fees	—	18,675,026
Proceeds from issuance of warrants under private equity placement, net of fees	—	4,620,561
Earnout payment for acquisition of G5, net of operating portion	(3,536,471)	—
Deferred payment for acquisition of Visimid	—	(125,000)
Borrowings on loans payable	—	6,659,596
Loan issuance costs	—	(597,465)
Payments on loans payable	(5,471,522)	(204,100)
Repayment of finance lease obligations	(236,240)	(187,626)
Net cash provided by financing activities	111,024,299	29,296,277
Effect of exchange rate on cash and cash equivalents	321,953	170,204
Change in cash and cash equivalents	88,327,619	1,396,768
Cash and cash equivalents, beginning of period	4,877,036	3,480,268
Cash and cash equivalents, end of period	$93,204,655	$4,877,036

Supplemental disclosure of cash flow information:
Interest paid in cash	$409,637	$273,476
Income taxes paid	$325,636	$206,121
Supplemental disclosure of non-cash investing & financing activities:
Purchase of equipment through finance lease arrangements	$275,471	$93,048
Operating right-of-use assets acquired in exchange for operating lease liabilities	$1,956,911	—
Issuance of common stock for acquisition of Visimid	$350,000	$713,946
Issuance of common stock for acquisition of G5, including earnouts	$3,572,314	$4,872,068
Issuance of common stock for acquisition of AML, including earnouts	$1,570,445	—
Accrual of earnout consideration for acquisition of G5	—	$3,536,471
Accrual of earnout consideration for acquisition of AML	$1,780,000	—
Extinguishment of debt in exchange for common stock, preferred stock, warrants and a note	—	$3,057,110

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

In January 2026, we acquired the assets of Amorphous Materials, Inc. through our newly-formed, wholly-owned subsidiary, Amorphous Materials LLC (“AML”). AML specializes in infrared glass fabrication, and operates from a manufacturing facility in Garland, Texas. We believe that this acquisition further strengthens LightPath's position as a leader in infrared imaging by expanding our materials portfolio and glass fabrication capabilities.

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

Cash and cash equivalents consist of cash in the bank and cash equivalents with maturities of 90 days or less when purchased. The Company maintains its cash accounts in various institutions, generally with high credit ratings. The Company’s domestic cash accounts are maintained in several financial institutions, and balances may exceed Federal insured limits at times. The Company’s foreign cash accounts are not insured.

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

Long-lived assets, such as property, plant, and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment of long-lived assets during the fiscal years ended June 30, 2026 and 2025. Assets to be disposed of would be separately presented in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheet.

Goodwill and amortizable intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to fifteen years. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Amortizable intangible assets consist primarily of customer relationships, developed technology and tradenames. When determining the fair value of our intangible assets, estimates and assumptions about future expected revenue and remaining useful lives are used.

Goodwill is tested for impairment on an annual basis, as of each fiscal year end, and during the period between annual tests if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company may assess goodwill for impairment using either a qualitative or quantitative approach. The qualitative approach consists of a weighting of several qualitative factors, including, but not limited to, macroeconomic conditions (including global trade factors), industry and market considerations, the recent and projected financial performance of the reporting unit, changes in the Company's enterprise market value and other relevant factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. This assessment may require significant judgments, including the estimation of future cash flows and an assessment of market and industry dependent risks. If the Company determines the qualitative factors indicate that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is performed. Impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value, not to exceed the carrying value of the goodwill of the reporting unit. The Company reviews its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When evaluating amortizable intangible assets for potential impairment, the Company first determines if there are any indicators of impairment and if the carrying amount of the amortizable intangible assets might not be recoverable. If there are indicators of impairment, then the Company performs a recoverability test by comparing the carrying value of the assets to the estimated future undiscounted cash flows. If the estimated undiscounted cash flows are less than the carrying value of the assets, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of its assets to the assets’ estimated fair value. The Company did not record any impairment of goodwill or amortizable intangible assets during the fiscal years ended June 30, 2026 or 2025.

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

Our cash and cash equivalents totaled approximately $93.2 million at June 30, 2026. Of this amount, approximately 4% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. Historically, we considered unremitted earnings held by our foreign subsidiaries to be permanently reinvested. However, during fiscal 2020, we began declaring intercompany dividends to remit a portion of the earnings of our foreign subsidiaries to the U.S. parent company. We accrue for the applicable Chinese withholding taxes on the portion of earnings that we intend to repatriate. It is still our intent to reinvest a significant portion of earnings generated by our foreign subsidiaries, however we also plan to repatriate a portion of their earnings.

With respect to the funds generated by our foreign subsidiaries in China, the retained earnings of the legal entity must equal at least 50% of the registered capital before any funds can be repatriated. During fiscal years 2026 and 2025, we repatriated approximately $0.2 million and $1.2 million, respectively, from LPOIZ. As of June 30, 2026, LPOIZ had approximately $0.7 million in retained earnings available for repatriation, based on earnings accumulated through December 31, 2025, the end of the most recent statutory tax year, that remained undistributed as of June 30, 2026. LPOI did not have any earnings available for repatriation as of the date of merger with LPOIZ.

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

Revenue recognition – See Note 4, Revenue, to these Consolidated Financial Statements for additional information.

Cost of goods sold consists primarily of raw materials and purchased components, direct manufacturing labor, and allocated manufacturing overhead. Manufacturing overhead includes production-related personnel costs, facility and equipment costs, depreciation, quality assurance, procurement, production control, and manufacturing engineering costs. Cost of goods sold also includes provisions for excess and obsolete inventory and inventory valuation adjustments are expensed as incurred.

VAT is computed on the gross sales price on all sales of the Company’s products sold in the People’s Republic of China and Latvia. The VAT rates range up to 21%, depending on the type of products sold. The VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing or acquiring its finished products. The Company recorded VAT receivables and payables on a net basis in the accompanying Consolidated Financial Statements. These amounts were not significant as of June 30, 2026 and 2025.

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

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the inputs that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.

The respective carrying value of accounts receivable, accounts payable and accrued liabilities recorded on the Consolidated Balance Sheets approximated their fair values. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

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

In connection with the acquisitions of G5 Infrared and AML, the Company also valued the earnout liabilities and the intangible assets acquired using Level 3 fair value methods. See Note 3, Acquisitions, to these Consolidated Financial Statements for additional information.

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Business segments. The Company operates principally in one reportable business segment. See Note 17, Segment Reporting, to these Consolidated Financial Statements for additional information.

Recent accounting pronouncements

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

There are no other new accounting pronouncements issued by the FASB that are not yet effective for the Company for the year ended June 30, 2026 that are expected to have a material impact on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated income tax disclosures on an annual basis, including information on our effective income tax rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 effective July 1, 2025, and applied the guidance on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements, but resulted in expanded income tax disclosures.

3. Acquisitions

On January 20, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, AML, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Buyer”), Amorphous Materials, Inc., a Texas corporation (“Seller”) and other parties thereto, pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, Buyer agreed to acquire substantially all of the assets (collectively, the “Assets”) and assume and acquire certain of the rights and liabilities of Seller (collectively, the “Liabilities” and such acquisition of Assets and assumption of the Liabilities together, the “Transaction”) relating to Seller’s business of compounding and melting a broad range of Chalcogenide glasses for third-party manufacturers. The Transaction closed on January 21, 2026 (the “AML Acquisition Date”).

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

As of January 20, 2026, Seller satisfied the first milestone contemplated by the Contingent Consideration Payments and received an aggregate of 39,897 shares of Class A Common Stock (or approximately $544,000 at fair value, determined by multiplying the number of shares issued by the fair value of the Class A Common Stock on the AML Acquisition Date). The remaining estimated potential earnout was accrued based on a third-party valuation and was recorded in Accrued liabilities based on its fair value as of the AML Acquisition Date. On March 10, 2026 and June 4, 2026 following the achievement of additional milestones, an additional 43,621 and 30,838 shares of Class A Common Stock were issued, respectively, (or approximately $483,000 and $543,000 at fair value as of the issuance dates, respectively). Fair value adjustments of $0.7 million for the year  June 30, 2026 are included in “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss). The remaining potential earnout is estimated at $1.4 million and is included in Accrued liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2026.

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

As of the AML Acquisition Date, the preliminary fair value of the aggregate consideration was approximately $9.2 million which consisted of (i) the Cash Consideration, (ii) 39,897 shares of Class A Common Stock (or approximately $544,000 at fair value, determined by multiplying the number of shares issued by $13.64 per share, which was the closing price on the AML Acquisition Date), and (iii) potential earnout consideration subject to achievement of five additional technical milestones, as defined in the Asset Purchase Agreement. As of the AML Acquisition Date, the fair value of consideration transferred consisted of the following:

January 21,
Description	2026
Cash consideration	$7,000,111
Net working capital adjustment	(76,874)
Equity portion of consideration	544,195
Earnout portion of consideration	1,780,000
Selling expense at closing	2,000
Fair value of consideration transferred	$9,249,432

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the fiscal quarter ended June 30, 2026. The following table summarizes the allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the AML Acquisition Date and the adjustments recognized during the measurement period:

	Preliminary as of	Measurement
	January 21,	Period	Final as of
Description	2026	Adjustments, Net	June 30, 2026
Assets:
Accounts receivable	$155,324	$—	$155,324
Inventory	455,399	—	455,399
Property and equipment	182,050	—	182,050
Goodwill	5,561,256	—	5,561,256
Other intangible assets	2,980,000	—	2,980,000
Total assets acquired	$9,334,029	$—	$9,334,029
Liabilities:
Accounts payable	27,994	—	27,994
Accrued liabilities	97,134	(80,520)	16,614
Current deposits	39,989	—	39,989
Total liabilities assumed	$165,117	$(80,520)	$84,597
Net assets acquired	$9,168,912	$80,520	$9,249,432

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2026, related to accrued liabilities for employee benefits. The net impact of the aforementioned adjustments were offset by a net working capital adjustment, resulting on no change to goodwill.

Intangible assets – All intangible assets acquired in the acquisition of AML are subject to amortization. The fair value of identifiable intangible assets acquired as of the AML Acquisition Date is as follows:

		Useful Lives
Intangible Asset	Total	(Years)
Backlog	$90,000	1
Developed technology	930,000	10
Tradename	390,000	10
Customer relationships	1,570,000	10
Total	$2,980,000

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Goodwill – The $5.6 million of goodwill recognized is attributable to AML’s assembled workforce and expected synergies related to the expansion of our infrared glass portfolio and manufacturing capabilities. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 7, Goodwill and Intangible Assets, in these Notes to the accompanying Consolidated Financial Statements for further information.

The Company’s Consolidated Financial Statements reflect the financial results of AML beginning on the AML Acquisition Date. Revenue generated by AML from the AML Acquisition date through June 30, 2026 is approximately $2.2 million and is included in our infrared components product group, with a net loss of $0.2 million, including amortization of intangible assets.

For the year ended June 30, 2026, we incurred approximately $0.3 million in acquisition costs which are included in the accompanying Consolidated Statements of Comprehensive Income in the line item entitled “Selling, general and administrative.”

Unaudited consolidated pro forma information is provided below, in combination with the acquisition of G5 Infrared.

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

During the year ended  June 30, 2026, the first earnout period ended and based on the targets achieved, the first earnout payment was made to the G5 Sellers for $7.3 million in cash and $3.2 million in shares of Class A Common Stock (297,445 shares, or $3.6 million at fair value as of the issuance date). On  April 16, 2026, we executed a side letter agreement with the G5 Sellers which set the year two earnout payment amount and accelerated the payment timeline. Pursuant to the agreement, the earnout amount will be $9 million, comprised of $6.3 million in cash and $2.7 million in shares of Class A Common Stock, to be paid after  January 1, 2027 and on or before  January 15, 2027. As of June 30, 2026, the earnout liability was adjusted to $9.0 million. Fair value adjustments of $15.0 million and $1.4 million for the years ended June 30, 2026 and 2025 are included in “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

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

		Measurement
	Preliminary as of	Period	Final as of
Description	March 31, 2025	Adjustments, Net	June 30, 2025
Assets:
Accounts receivable	$1,897,098	$—	$1,897,098
Inventory	5,065,451	—	5,065,451
Prepaid expenses and other current assets	363,413	—	363,413
Property and equipment	1,542,707	—	1,542,707
Operating lease right-of-use asset	463,985	—	463,985
Goodwill	2,977,344	4,012,450	6,989,794
Other intangible assets	19,295,000	(5,543,000)	13,752,000
Other assets	21,748	—	21,748
Total assets acquired	$31,626,746	$(1,530,550)	$30,096,196
Liabilities:
Accounts payable	1,981,164	—	1,981,164
Accrued liabilities	336,263	—	336,263
Operating lease liabilities, current	268,972	—	268,972
Deferred tax liabilities, noncurrent	1,174,650	(1,037,668)	136,982
Operating lease liabilities, noncurrent	242,620	—	242,620
Total liabilities assumed	$4,003,669	$(1,037,668)	$2,966,001
Net assets acquired	$27,623,077	$(492,882)	$27,130,195

Measurement period adjustments include fair value adjustments during the fiscal quarter ended June 30, 2025, primarily related to refined assumptions in the valuation of the earnout consideration, and intangible assets such as backlog, customer relationships and developed technology intangible assets. Deferred tax liabilities were adjusted for the revised intangible asset values, and for the refined tax rate apportionment calculation. The net impact of the aforementioned adjustments resulted in an increase to goodwill.

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Intangible assets –All intangible assets acquired in the acquisition of G5 Infrared are subject to amortization. The fair value of identifiable intangible assets acquired as of the G5 Acquisition Date is as follows:

		Useful Lives
Intangible Asset	Total	(Years)
Backlog	$361,000	1
Developed technology	4,801,000	10
Tradename	3,450,000	15
Customer relationships	5,140,000	15
Total	$13,752,000

The fair value of intangible assets is estimated using the multi-period excess earnings approach for acquired customer relationships and the relief from royalty method for the acquired trade names and developed technology. All of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, revenue forecasts, useful lives, royalty rates related to the tradenames and developed technology intangible assets, and profitability assumptions related to customer relationships. The acquired intangible assets are not expected to be deductible for New Hampshire state income tax purposes, which resulted in a deferred tax liability of $1.1 million.

Goodwill – The $7.0 million of goodwill recognized is attributable to G5 Infrared’s market presence, the assembled workforce and established operating infrastructure. The acquired goodwill is expected to be deductible for Federal income tax purposes. See Note 7, Goodwill and Intangible Assets, in these Notes to these Consolidated Financial Statements for further information.

Acquisition costs have been expensed as incurred. In connection with the acquisition of G5 Infrared, we recorded acquisition costs of $1.1 million for the year ended June 30, 2025, which were included in the “Selling, general and administrative expenses” line item in our Consolidated Statements of Operations.

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

	Year Ended June 30,
	2026	2025
Revenue	$73,280,192	$52,828,817

Income before taxes	$(20,052,850)	$(8,842,465)

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Vismid Technologies

In July 2023, the Company acquired Visimid. The purchase price included certain installment payments of restricted stock, of which 112,323 and 382,253 shares were issued during the years ended June 30, 2026 and 2025, respectively, and an earnout which is contingent upon the award and completion of a specific customer contract. The balance of the estimated potential earnout is not material and is included in Accrued liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2026. Certain of the acquisition liabilities are subject to fair value adjustments, for which $0.1 million of expense was recorded during the fiscal year ended June 30, 2025, and is included in the “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss).

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Customary payment terms are granted to customers, based on credit evaluations. The Company does not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s performance. Deferred revenue was $1.1 million and $0.5 million as of June 30, 2026 and 2025, respectively, and is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

Nature of Products

Revenue from the sale of optical components, assemblies and modules is recognized upon transfer of control, including the risks and rewards of ownership, to the customer. The performance obligations for the sale of optical components and assemblies are satisfied at a point in time. Product development agreements for engineering services are generally short-term in nature, with revenue recognized upon satisfaction of the performance obligation, and transfer of control of the agreed-upon deliverable. Visimid has one longer-term order with a defense customer which includes both product development and hardware deliverables where similar revenue recognition criteria are applied.

We categorize our products into four product groups: (i) infrared components, (ii) visible components, (iii) assemblies and modules, and (iv) engineering services.

Revenue by product group for the fiscal years ended June 30, 2026 and 2025 was as follows, with certain fiscal year 2025 amounts reclassified from infrared components to assemblies and modules to conform to current classification:

	Year Ended June 30,
	2026	2025
Infrared components	$21,196,156	$13,905,784
Visible components	15,492,707	11,736,549
Assemblies and modules	31,879,418	8,373,101
Engineering services	3,153,818	3,187,196
Total revenue	$71,722,099	$37,202,630

5. Inventories, net

The components of inventories include the following:

	June 30,	June 30,
	2026	2025
Raw materials	$9,451,766	$4,507,764
Work in process	7,953,529	7,321,779
Finished goods	2,917,956	3,053,726
Allowance for obsolescence	(2,317,692)	(2,024,431)
	$18,005,559	$12,858,838

During fiscal years 2026 and 2025, the Company evaluated all allowed items and disposed of approximately $0.4 million and $0.1 million, respectively, of inventory parts and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $0.8 million and $1.1 million at June 30, 2026 and 2025, respectively.

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

6. Property and Equipment, net

Property and equipment consist of the following:

	Estimated Lives	June 30,	June 30,
	(Years)	2026	2025
Manufacturing equipment	5 - 10	$29,462,865	$24,257,063
Computer equipment and software	3 - 5	1,529,767	1,449,494
Furniture and fixtures	5	441,908	398,800
Leasehold improvements	5 - 10	9,807,067	9,411,482
Construction in progress		2,514,238	1,536,968
Total property and equipment		43,755,845	37,053,807
Less accumulated depreciation and amortization		(24,392,819)	(21,189,746)
Total property and equipment, net		$19,363,026	$15,864,061

Depreciation and amortization expense related to property and equipment was $3.2 million and $2.7 million for the fiscal years ended June 30, 2026 and 2025, respectively.

7. Goodwill and Intangible Assets

In connection with various acquisitions, the Company identified intangible assets, which were recorded at fair value and are being amortized on a straight-line basis over their useful lives. The excess purchase price over the fair values of all identified assets and liabilities was recorded as goodwill, attributable primarily to expected synergies and the assembled workforce of the respective companies. See Note 3, Acquisitions, to these consolidated financial statements, for more information.

Changes in the carrying amount of goodwill were as follows:

Balance as of June 30, 2024	$6,764,127
Goodwill acquired during the year	6,989,794
Balance as of June 30, 2025	13,753,921
Goodwill acquired during the year	5,561,256
Balance as of June 30, 2026	$19,315,177

We assess goodwill for impairment annually during the fourth quarter or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. The Company performed a qualitative assessment during its fourth quarter in 2026 and determined it was not more likely than not that goodwill was impaired.  The Company did not record any impairment of goodwill or amortizable intangible assets during the fiscal years ended June 30, 2026 or 2025.

Intangible assets were comprised of the following:

	Useful Lives	June 30, 2026			June 30, 2025
	(Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	10 - 15	$10,422,300	$(2,854,929)	$7,567,371	$8,852,300	$(2,191,687)	$6,660,613
Developed technology	8 - 10	9,928,304	(4,235,186)	5,693,118	8,998,304	(3,621,677)	5,376,627
Tradenames	8 - 15	8,096,418	(4,272,746)	3,823,672	7,706,418	(3,981,360)	3,725,058
Backlog	1	914,525	(864,085)	50,440	824,525	(598,900)	225,625
Total intangible assets		$29,361,547	$(12,226,946)	$17,134,601	$26,381,547	$(10,393,624)	$15,987,923

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Future amortization of identifiable intangible assets is as follows:

Fiscal year ending:
June 30, 2027	$1,780,543
June 30, 2028	1,730,103
June 30, 2029	1,730,103
June 30, 2030	1,730,103
June 30, 2031	1,730,103
After June 30, 2031	8,433,646
$17,134,601

8. Stockholders’ Equity

Effective January 31, 2024, the Company’s authorized capital stock increased from 55,000,000 to 105,000,000 shares, comprised of 100,000,000 shares of Class A Common Stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

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

●	35,111 shares of our preferred stock as Series G Convertible Preferred Stock.

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

Warrants – The Company issued 4,352,774 Series G Purchasers Warrants in connection with the Securities Purchase Agreement and 170,697 Class A Purchaser’s Warrants in connection with the Class A SPA (collectively, the “Warrants”). The exercise price of the Warrants is $2.58 (the “Exercise Price”). The Exercise Price and the number of underlying shares of Class A Common Stock is subject to proportional adjustment in the event of customary stock splits, stock dividends, combinations or similar events. The Warrants became exercisable upon the issuance date and will expire on the six-year anniversary of issuance. A holder may not exercise any portion of the Warrants, to the extent that after giving effect to such issuance exercise, either (i) the holder (together with the holder’s affiliates and any other persons acting as a group together with the holder or any of the holder’s affiliates would beneficially own in excess of 19.99%, or, if elected be such holder, a lesser percentage of the number of shares of the Class A Common Stock outstanding immediately after giving effect to the issuance of shares of Class A Common Stock issuable upon exercise of the Warrant, or (ii) the aggregate number of shares of Class A Common Stock issued upon exercise of the Warrant, the exercise of any other Warrants issued pursuant to the Securities Purchase Agreement, and upon conversion of Series G Convertible Preferred Stock, exceeds 6,055,606 shares, as adjusted to reflect any share splits, reverse share splits or similar recapitalizations that occur after the issuance date (the “Exchange Cap”).

The Series G Purchasers Warrants were initially not indexed to the Company’s own stock due to the Exchange Cap, as shareholder approval is not an input for determining the fair value of a fixed-for-fixed option on the Class A Common Stock. As such, the Series G Purchasers Warrants were initially classified as liabilities on the Consolidated Balance Sheets, with subsequent changes in the fair value of the warrant recorded in the change in fair value of warrant liability in other income (expense) in the Consolidated Statements of Comprehensive Income (Loss). On June 16, 2025, the Purchasers Warrants were reclassified from liabilities to equity as a result of the action taken at a special meeting of the stockholders, which removed the Exchange Cap. The Class A Purchaser’s Warrants are indexed to the Company's own stock, and meet the criteria for equity classification. The Warrants are valued using the Black-Scholes-Merton pricing model, which includes assumptions of expected volatility.

During the year ended June 30, 2026, all Series G Purchasers Warrants and Class A Purchaser's Warrants were exercised, by means of "cashless exercise" as defined in the respective warrant agreements. As of June 30, 2026, no warrants were outstanding.

Series G Convertible Preferred Stock – Based on an analysis of the Series G Convertible Preferred Stock, it was concluded that they are more akin to an equity-type instrument. Economic characteristics and risks of an equity-linked conversion option are clearly and closely related to an equity-type host; thus, the conversion option embedded in the Series G Convertible Preferred Stock do not require bifurcation or liability classification under ASC 815, Derivatives and Hedging. It also does not meet the definition of being mandatorily redeemable under ASC 480-10-20 because it does not embody an unconditional obligation to redeem the instrument. The Series G Convertible Preferred Stock is redeemable at the option of the holder after the 5 year Guaranteed Term, thus, it should be classified as mezzanine equity, outside of permanent equity. The Series G Convertible Preferred Stock was valued using a Binomial Lattice Model which considers the ability of the Investor to convert the instrument into common stock at any time, and for the Company's call option and the Investor's put option which are available after 5 years. The model incorporates transaction details such as stock price, contractual conversion price, dividend yield, discount rates, expected volatility, market credit spread, estimated yield and investor exercise behavior. The Series G Convertible Preferred Stock bears dividends at a per annum rate of 6.5%. The Company elected to recognize any redemption value changes immediately as they occur and adjust the carrying amount to equal the redemption value at each reporting period.

During the year ended  June 30, 2026, certain holders of Series G Convertible Preferred Stock elected "optional conversion," as defined in the certificate of designations. A total of 18,464 shares of Series G Convertible Preferred Stock, which have a stated value of $1,000 per share, were converted into 8,692,097 shares of Class A Common Stock at a conversion price of $2.15 per share. As a result of the conversion, we reclassified $25.3 million from temporary equity to common stock and additional paid-in capital. Following the conversions, 6,492 shares of Series G Convertible Preferred Stock remained issued and outstanding as of June 30, 2026.

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Promissory Notes – The Acquisition Notes are convertible into shares of Series G Convertible Preferred Stock limited to failure to achieve a certain EBITDA threshold, and were recorded at fair value based on several probability weighted Binomial Lattice Models which considered the following outcomes: (i) the Company's EBITDA for the year ended December 31, 2025 would be less than approximately $4.9 million the (the “EBITDA target”) which would cause automatic conversion of the Notes into shares of Series G Convertible Preferred Stock at a price of $1,000 per share; (ii) the Company would choose to redeem the Acquisition Notes at a premium of 102% prior to the two year maturity date, or (iii) the Acquisition Notes would be repaid at maturity. The models incorporate transaction details such as stock price, contractual conversion price, dividend yield, discount rate, expected volatility, estimated yield, and the probability the Company will meet the EBITDA target. The Acquisition Notes were redeemed by the Company on December 31, 2025. Refer to Note 14, Loans Payable, for further information regarding the Acquisition Notes.

Offering costs – The $2.0 million of estimated direct and incremental offering costs recorded in connection with the Acquisition Financing were allocated based on the relative fair values of the warrants, Class A Common Stock, Series G Convertible Preferred Stock and the Acquisition Notes that comprise the offering. Issuance costs were allocated as follows: (i) $1.6 million allocated to the Series G Convertible Preferred Stock and the Class A Common Stock issued in conjunction with the Acquisition Financing were recorded as a reduction to temporary equity; (ii) $0.3 million allocated to the warrants were expensed, as the warrants were determined to be classified as a liability, initially; and (iii) $0.3 million allocated to the Acquisition Notes, which are deferred and will be expensed over the term of the Acquisition Notes using the effective interest method. The Acquisition Notes were redeemed by the Company on December 31, 2025. Refer to Note 14, Loans Payable, for further information regarding the Acquisition Notes.

Offerings of Common Stock

On  December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of 7,750,000 shares of Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted, and the Underwriters exercised, a 30-day option to purchase up to an additional 1,162,500 shares of Common Stock in the Offering at the public offering price. The December Offering closed on  December 15, 2025, with net proceeds of $65.2 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

On June 1, 2026, we entered into a securities purchase agreement with a selling stockholder, North Run Strategic Opportunities Fund I, LP (“North Run”) and certain institutional investors for the purchase and sale of an aggregate of 7,142,800 shares of Class A Common Stock at an offering price of $14.00 per share, consisting of 3,571,400 shares of Class A Common Stock sold by the Company and 3,571,400 shares of Class A Common Stock sold by North Run (the "June Offering"), resulting in gross proceeds to us of approximately $50.0 million. The June Offering closed on June 3, 2026, with net proceeds of $47.1 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

9. Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended June 30,
	2026	2025
Pretax income (loss):
United States	$(24,582,719)	$(14,118,076)
Foreign	4,351,869	(717,316)
Loss before income taxes	$(20,230,850)	$(14,835,392)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2026	2025
Current:
Federal tax	$—	$—
State	51,246	22,168
Foreign	231,756	224,743
Total current	283,002	246,911

Deferred:
Federal tax	—	(30,752)
State	(63,330)	(5,798)
Foreign	95,041	(172,571)
Total deferred	31,711	(209,121)

Total income tax provision	$314,713	$37,790

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

The table below provides the updated requirements of ASU 2023-09 for the year ended June 30, 2026. See section Recent Accounting Pronouncements for additional details on the adoption of ASU 2023-09.

The reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

	Year Ended June 30, 2026
	Amount	Percent

Current tax at U.S. statutory rate	$(4,248,479)	21.0%
State income taxes, net of federal benefit (1)	(13,657)	0.1%
Foreign tax effects
Latvia - statutory rate differences	(598,961)	3.0%
Other foreign tax effects	11,865	(0.1)%
Effect of cross-border tax law
GILTI	848,864	(4.2)%
Tax credits
Federal research and development credit expiration	103,598	(0.5)%
Changes in valuation allowance	3,256,056	(16.1)%
Nondeductible/nontaxable items	173,242	(0.9)%
NOL expiration and adjustments	733,630	(3.6)%
Other adjustments	48,555	(0.2)%
	$314,713	(1.6)%

(1)	The states that contribute to the majority (greater than 50%) of the tax impact in this category include New Hampshire for 2026.

As previously disclosed for the year ended June 30, 2025, prior to the adoption of ASU 2023-09, the reconciliation of income tax computed at the U.S. federal statutory rates to the total income tax provision is as follows:

Year Ended June 30, 2025

U.S. federal statutory tax rate	21%

Income tax provision reconciliation:
Tax at statutory rate:	$(3,115,433)
Net foreign income subject to lower tax rate	(60,104)
State income taxes, net of federal benefit	(475,224)
Valuation allowance	1,879,595
NOL expiration and adjustments	939,505
GILTI	192,980
Federal research and development credit expiration	206,467
Federal research and development and other credits	(225,532)
Rate change	14,759
Stock-based compensation	(66,682)
Other permanent differences	54,147
Acquisition financing	455,901
Prior year true-ups	237,411
$37,790

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Cash Paid for Income Taxes

Cash taxes paid by the Company during the year ended June 30, 2026 were as follows:

Year Ended June 30, 2026

Federal tax	$—

State:
New Hampshire	11,488
Other states	8,376
Total state	19,864

Foreign:	—
China income tax	237,990
China withholding tax	67,782
Total foreign	305,772

Total cash paid for income taxes (net of refunds)	$325,636

Income Tax Law of the People’s Republic of China

The Company’s Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China concerning the privately run and foreign invested enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. For both the years ended June 30, 2026 and 2025, the tax rate for LPOIZ was 15%, in accordance with an incentive program for technology companies. The net deferred tax liability for LPOIZ is approximately $0.1 million and $0.2 million as of June 30, 2026 and 2025, respectively, primarily related to timing differences related to accelerated depreciation on fixed assets.

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

During the years ended June 30, 2026 and 2025, the Company declared and paid intercompany dividends of $0.2 million and $1.1 million, respectively, from LPOIZ, payable to the Company as its parent company. Accordingly, the Company paid and recorded income tax expense for Chinese withholding taxes of approximately $0.02 million and $0.1 million associated with these dividends during fiscal years 2026 and 2025, respectively. Accrued and unpaid withholding taxes were less than $0.1 million as of both June 30, 2026 and 2025. Other than these withholding taxes, these intercompany dividends have no impact on the Consolidated Financial Statements. We also paid Chinese withholding taxes of $0.04 million and $0.03 on payments from LPOIZ to LightPath for administrative services rendered during fiscal years 2026 and 2025, respectively.

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows as of June 30, 2026 and 2025, with certain fiscal year 2025 amounts reclassified from those previously reported to conform to current classification:

	Year Ended June 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$10,494,407	$10,086,362
Stock-based compensation	342,093	315,311
R&D and other credits	1,849,781	1,954,068
Capitalized R&D expenses	781,803	1,203,265
Inventories	392,489	331,725
Intangible assets	1,513,177	—
Lease liability	2,244,816	2,149,965
Disallowed interest expense	180,651	200,821
Accrued expenses and other	2,550,285	540,585
Gross deferred tax assets	20,349,502	16,782,102
Valuation allowance for deferred tax assets	(17,789,144)	(13,963,557)
Total deferred tax assets	2,560,358	2,818,545
Deferred tax liabilities:
Depreciation and other	(218,395)	(321,825)
Right-of-use asset	(2,351,145)	(2,212,710)
Intangible assets	—	(414,199)
Total deferred tax liabilities	(2,569,540)	(2,948,734)
Net deferred tax assets (liabilities)	$(9,182)	$(130,189)

In assessing the potential future recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s largest deferred tax asset is related to its U.S. federal net operating loss (“NOL”) carryforwards. As of June 30, 2026, the Company has federal NOL carryforwards of approximately $42.0 million, of which $14.0 million expire from 2027 to 2034. Federal NOL carryforwards generated after 2021 of $28.0 million are carried forward indefinitely and are subject to an 80% limitation on taxable income. The Company also has state NOL carryforwards of approximately $33.3 million, of which $14.7 million begin expiring in 2027 and approximately $18.6 million have an indefinite life.

Based on the weight of the available evidence, management has provided for a valuation allowance against the deferred tax assets of approximately $17.8 million at June 30, 2026, an increase of approximately $3.8 million as compared to June 30, 2025. The increase in the valuation allowance for deferred tax assets as compared to the prior year is primarily the result of the various movements in the current year deferred items. The U.S. net deferred tax asset of approximately $0.1 million results from federal and state tax credits with indefinite carryover periods. State income tax expense disclosed on the effective tax rate reconciliation above includes state deferred taxes that are offset by a full valuation allowance.

The utilization of the Company’s NOL carryforwards may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of NOL carryforwards in future years and possibly the expiration of certain NOL carryforwards before their utilization. The Company has performed a Sec. 382 study and concluded that there is no limitation under Section 382 as of June 30, 2026.

At June 30, 2026, in addition to NOL carryforwards, the Company also has research and development and other credit carryforwards of approximately $1.9 million, which will expire from 2026 through 2045.

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

10. Compensatory Equity Incentive Plan and Other Equity Incentives

Share-based payment arrangements — The Company’s directors, officers, and key employees were granted stock-based compensation under the Omnibus Plan, through October 2018 and after that date, the SICP. Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The SICP is administered by the Compensation Committee of the Board of Directors. To date, our stockholders approved an aggregate of 13,715,625 shares of our Class A Common Stock for issuance pursuant to awards granted thereunder. As of June 30, 2026, 2,302,750 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

The LightPath Technologies, Inc. Employee Stock Purchase Plan (“2014 ESPP”) was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP expired on January 29, 2025. A new Employee Stock Purchase Plan (“2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The 2025 ESPP permits employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A Common Stock on specified dates ( June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A Common Stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $2,500 and $400 for each of the fiscal years ended June 30, 2026 and 2025, respectively, is included in the selling, general and administrative expense in the accompanying Consolidated Statements of Comprehensive Income (Loss), which represents the value of the discount given to the employees purchasing stock under the respective ESPP plans.

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

These plans are summarized below:

			Available for
	Award Shares	Outstanding at	Issuance at
Equity Compensation Arrangement	Authorized	June 30, 2026	June 30, 2026
SICP (or Omnibus Plan)	13,715,625	5,990,473	2,302,750
2025 ESPP	400,000	—	397,698
	14,115,625	5,990,473	2,700,448

Grant Date Fair Values and Underlying Assumptions; Contractual Terms —The Company estimates the fair value of each equity option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of the 2014 ESPP and 2025 ESPP shares is based on the amount of the discount the employee obtained at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the years ended June 30, 2026 and 2025. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock award as of the date of grant using the following assumptions:

	Year Ended June 30,
	2026	2025
Weighted-average expected volatility	81.9%	74.0%
Dividend yields	—%	—%
Weighted-average risk-free interest rate	4.10%	4.09%
Weighted-average expected term, in years	9.65	7.50

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Information Regarding Current Share-Based Payment Awards — A summary of the activity for share-based payment awards in the years ended June 30, 2026 and 2025 is presented below:

	Stock Options			Restricted Stock Units (RSUs)			Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average		Average	Average
		Exercise	Remaining		Grant Date	Remaining		Grant Date	Remaining
	Shares	Price	Contract	Shares	Fair Values	Contract	Shares	Fair Values	Contract
June 30, 2024	553,689	$2.02	5.4	1,250,132		0.8	161,540		1.5

Granted	347,959	$2.23		234,615	$2.52		182,352	$1.97
Exercised	(133,078)	$1.97		(365,199)			(221,980)
Cancelled/Forfeited	(47,951)	$2.47		(38,595)			—
June 30, 2025	720,619	$2.10	7.2	1,080,953		0.6	121,912		1.2

Granted	3,771,565	$10.83		564,031	$9.88		56,158	$9.60
Exercised	(7,385)	$1.69		(184,279)			(123,522)
Cancelled/Forfeited	(9,579)	$1.74		—			—
June 30, 2026	4,475,220	$9.42	9.2	1,460,705		1.0	54,548		1.1
Awards exercisable/vested as of
June 30, 2026	355,696	$1.99	3.9	776,804		—	—		—

Awards unexercisable/unvested as of
June 30, 2026	4,119,524	$10.06	9.7	683,901		2.2	54,548		1.1
	4,475,220			1,460,705			54,548

The intrinsic and fair values for share-based payment awards exercised and vested in the years ended June 30, 2026 and 2025 are presented below:

	Year Ended June 30,
	2026	2025
Intrinsic Value - Exercised
Stock Options	$74,438	$216,473
RSUs	1,550,847	831,188
RSAs	1,122,476	436,439

Fair Value - Vested
Stock Options	$—	$42,938
RSUs	1,941,044	1,280,694
RSAs	1,090,373	419,928

The intrinsic values of share-based payment awards outstanding and exercisable as of June 30, 2026 and 2025 are presented below:

	As of June 30,
	2026	2025
Stock Options	$4,472,950	$409,082
RSUs	18,516,375	2,213,716

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

As of June 30, 2026, there was approximately $20.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including share options and RSUs, granted under the Omnibus Plan, through October 2018 and after that date, the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2027	$4,146,022	$219,223	$1,994,693	$6,359,938
June 30, 2028	4,123,099	52,311	1,745,775	5,921,185
June 30, 2029	3,507,687	—	1,232,433	4,740,120
June 30, 2030	2,211,399	—	—	2,211,399
June 30, 2031	1,593,418	—	—	1,593,418
	$15,581,625	$271,534	$4,972,901	$20,826,060

There was no unrecognized compensation expense related to the Company’s 2014 ESPP, as all purchases were settled in January 2025. Unrecognized compensation expense related to the Company's 2025 ESPP was approximately $7,000 as of June 30, 2026.

Acceleration of Vesting — The Company does not generally accelerate the vesting of any stock options, RSUs or RSAs, however in the case of retirements, the Board of Directors may accelerate vesting, which would accelerate expense recognition.

Financial Statement Effects and Presentation — The following table shows total stock-based compensation expense for the years ended June 30, 2026 and 2025, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss):

	Year Ended June 30,
	2026	2025
Stock options	$1,248,186	$67,486
RSAs	389,389	439,667
RSUs	1,224,220	536,311
Total	$2,861,795	$1,043,464

11. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Class A Common Stock outstanding during each period presented. The computation of diluted earnings (loss) per share further assumes the potential dilutive effect of potential Class A Common Stock using the treasury-stock method and if-converted method, as applicable. During periods in which the average market price of the Class A Common Stock is above the applicable conversion price of the Company's convertible notes, the impact of conversion would be dilutive and such dilutive effect is reflected in diluted EPS. As a result, in periods where the average market price of the Class A Common Stock is above the conversion price, under the if-converted method, the Company calculates the number of shares issuable under the terms of the convertible notes based on the average market price of the stock during the period, and includes that number in the total diluted shares outstanding for the period. The Warrants and the Series G Convertible Preferred Stock are participating securities as the holders of such instruments participate in the event a dividend is paid on Class A Common Stock, however the holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders. The computations for basic and diluted earnings (loss) per share of Class A Common Stock are described in the following table:

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
	2026	2025

Net loss	$(20,545,563)	$(14,873,182)
Accretion of dividends on Series G preferred	—	(14,751,134)
Net loss attributable to stockholders	$(20,545,563)	$(29,624,316)

Weighted-average common shares outstanding:
Basic number of shares	53,374,275	40,874,068
Diluted number of shares	53,374,275	40,874,068

Loss per common share:
Basic	$(0.38)	$(0.72)
Diluted	$(0.38)	$(0.72)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings per share, as their effects would be anti-dilutive. Potential dilutive shares for the Series G Convertible Preferred Stock, warrants and convertible notes were calculated based on the Exchange Cap in effect for the respective periods:

	Year Ended June 30,
	2026	2025
Options to purchase Class A Common Stock	3,405,985	523,809
RSUs and RSAs	1,256,174	1,243,331
Series G convertible preferred & warrants	1,776,488	2,583,499
	6,438,647	4,350,639

12. Defined Contribution Retirement Plans

The Company provides retirement benefits to its U.S.-based employees through two defined contribution retirement plans. These benefits are offered under the LightPath Technologies Inc. 401(k) plan (the “LightPath Plan”) and the G5 Infrared, LLC 401(k) Plan (the “G5 Plan”). The LightPath Plan and the G5 Plan are defined 401(k) contribution plans, administered by third parties, that all U.S. employees, over the age of 18, are eligible to participate in after one month of employment. Under the LightPath Plan, the Company matches 100% of the first 2% of employee contributions. Under the G5 Plan, the Company matches 100% of the first 4% of employee contributions. The Company made matching contributions under these plans of approximately $0.4 million and $0.2 million during the years ended June 30, 2026 and 2025, respectively. As of January 1, 2026, the plans were merged.

13. Leases

The Company has operating leases for its manufacturing and office space. The Company has a lease agreement for its corporate headquarters and manufacturing facility in Orlando, Florida (the “Orlando Lease”). The Orlando Lease expires on March 31, 2034. Minimum rental rates for the extension term were established based on annual increases of approximately three percent (3%). Additionally, there is one five-year extension option exercisable by the Company. The minimum rental rates for such additional extension option will be determined at the time an option is exercised and will be based on a “fair market rental rate,” as determined in accordance with the Orlando Lease, as amended.

As of June 30, 2026, the Company, through its wholly-owned subsidiary, G5 Infrared, has a lease agreement for a manufacturing and office facility in Hudson, New Hampshire, which expires December 31, 2031. The Company’s wholly-owned subsidiary, Visimid, has a lease agreement for a manufacturing and office facility in Plano, Texas, which commenced  September 1, 2025 for a five-year term. The prior facility was relocated to this larger facility, and the lease of the prior facility, which was set to expire   October 31, 2026, was terminated in  March 2026 pursuant to a mutual agreement with the lessor.

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

At June 30, 2026, the Company also has obligations under eighteen finance lease agreements, entered into during fiscal years 2023 through 2026, with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment. The finance leases for equipment in Riga, Latvia include financial covenants specific to ISP Latvia.

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

The components of lease expense were as follows:

	Year Ended June 30,
	2026	2025
Operating lease cost	$1,230,379	$1,051,861
Finance lease cost:
Depreciation of lease assets	202,758	171,664
Interest on lease liabilities	76,303	66,608
Total finance lease cost	279,061	238,272
Total lease cost	$1,509,440	$1,290,133

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2026	June 30, 2025
Assets:
Operating lease assets	Operating lease assets	$8,115,887	$7,429,378
Finance lease assets	Property and equipment, net(1)	981,003	920,569
Total lease assets		$9,096,890	$8,349,947

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,189,908	$1,254,062
Finance leases	Finance lease liabilities, current	269,414	206,518

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,888,227	8,326,250
Finance leases	Finance lease liabilities, less current portion	392,796	421,363
Total lease liabilities		$10,740,345	$10,208,193

(1)	Finance lease assets are recorded net of accumulated depreciation of approximately $0.5 million and $0.3 million as of June 30, 2026 and 2025, respectively.

Lease term and discount rate information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2026
Weighted Average Remaining Lease Term (in years)
Operating leases	7.0
Finance leases	2.7

Weighted Average Discount Rate
Operating leases	3.1%
Finance leases	9.3%

Supplemental cash flow information:

	Year Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,420,068	$1,189,231
Operating cash used for finance leases	$76,304	$66,608
Financing cash used for finance leases	$236,240	$187,626

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Future maturities of lease liabilities were as follows as of June 30, 2026:

	Finance	Operating
Fiscal year ending:	Leases	Leases
June 30, 2027	$317,879	$1,592,796
June 30, 2028	273,762	1,661,093
June 30, 2029	117,056	1,659,508
June 30, 2030	23,883	1,704,464
June 30, 2031	18,373	1,560,939
Thereafter	—	3,364,686
Total future minimum payments	750,953	11,543,486
Less imputed interest	(88,743)	(1,465,351)
Present value of lease liabilities	$662,210	$10,078,135

14. Loans Payable

As of June 30, 2026, loans payable consisted of one third-party equipment loan. During the year ended June 30, 2026, the Acquisition Notes were redeemed and the 2020 Equipment Loan (as defined below) was paid in full. The Bridge Note (as defined below) was extinguished during the year ended June 30, 2025.

Acquisition Notes

On February 18, 2025, in connection with the closing of the Securities Purchase Agreement (see Note 3, Acquisition of G5 Infrared), we issued the Acquisition Notes. The Acquisition Notes accrue interest at the rate between 10-12% per annum (12% as of June 30, 2026), based on the ratio of indebtedness to EBITDA of the Company, unless an event of default (as defined in the Acquisition Notes) occurs, at which time the Acquisition Notes would accrue interest at 15% per annum. The Company determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. At June 30, 2025, the net carrying value of the convertible promissory notes is $4.6 million, including unamortized debt discount and issuance costs of $0.6 million, and had an effective interest rate of 5.7%. The estimated fair value (Level 3) of the convertible promissory notes approximates its book value as of June 30, 2025.

The Acquisition Notes would have matured on  February 18, 2027, the second anniversary of the issuance date, but were redeemed by the Company on  December 31, 2025, prior to the maturity date, at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon. Pursuant to the terms of the Acquisition Notes, since the funds used for redemption were not generated internally by Company operations, the redemption amount was multiplied by 102%. We recorded a loss on extinguishment of debt of $0.5 million during the year ended  June 30, 2026, based on the difference between the carrying value of the debt being extinguished and the redemption amount.

The Acquisition Notes were automatically convertible into shares of Series G Convertible Preferred Stock, which were in turn convertible into Conversion Shares, if the EBITDA reported by the Company for the calendar year ending December 31, 2025, is less than approximately $4.9 million, which are in turn convertible into Conversion Shares (the “Automatic Note Conversion”). The Series G Convertible Preferred Stock would have been convertible into Class A Common Stock. The Company determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion (i) is indexed to the Company’s own stock, (ii) is settled in shares, not cash, and (iii) is only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions.

The Acquisition Notes included customary affirmative and negative covenants and events of default. Additionally, the Acquisition Notes included financial covenants requiring the Company to maintain a Total Leverage Ratio (as defined in the Acquisition Notes) of not greater than 4.00:1:00 and a Fixed Charge Covered Ratio (as defined in the Acquisition Notes) of greater than 1.20:1.00 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2025.

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

The Bridge Note and related accrued interest were settled on February 18, 2025, in conjunction with financing for the acquisition of G5 Infrared and the closing of the Securities Purchase Agreement and Class A SPA (see Note 8, Stockholders' Equity) with the Lytton Buyers. The Bridge Note and $1.5 million of cash was exchanged for: (i) 687,750 shares of Class A Common Stock at a purchase price of approximately $2.15 per share issued in connection with the Class A Common Securities Purchase Agreement; (ii) approximately 1,957 shares of Series G Convertible Preferred Stock issued in connection with the Securities Purchase Agreement; (iii) warrants to purchase 512,091 shares of Class A Common Stock, with an exercise price of $2.58 per share, of which 170,697 were issued in connection with the Class A SPA and 341,394 were issued in connection with the Securities Purchase Agreement and (iii) an Acquisition Note in an aggregate principal amount of approximately $1.2 million issued in connection with the Securities Purchase Agreement. The exchange of the Bridge Note was accounted for as a debt extinguishment as the Conversion Option on the Acquisition Notes is substantive, the warrants, preferred stock, and common stock are equity classified and an exchange of debt for equity other than through an existing conversion feature is accounted for as an extinguishment. The loss on extinguishment of $0.4 million was computed as the difference between (i) the carrying value of the Bridge Note and (ii) the fair value of the new instruments issued, including the Acquisition Note, the Series G Convertible Preferred Stock, Class A Common Stock, and Warrants. Prior to closing of the Securities Purchase Agreement and Class A SPA, the Lytton Buyers owned a de minimis amount the Company’s equity and therefore the loss was not an in-substance capital transaction and was recognized as a loss on extinguishment of debt in the accompanying consolidated statements of comprehensive income (loss).

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan totaled 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make prepayments to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments beginning January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (5.20% as of June 30, 2026).

Future maturities of loans payable are as follows:

Equipment
Loans
Fiscal year ending:
June 30, 2027	$112,317
June 30, 2028	74,878
Total payments	$187,195
Less current portion	(112,317)
Non-current portion	$74,878

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

In addition, China’s export limitations on Germanium and Gallium, two materials that are commonly used in infrared optical components, are becoming increasingly disruptive to our business with adverse impacts. The initial restrictions imposed in July 2023 required all international customers to provide an end user statement for approval before receiving an export license. Following that announcement, supply of Germanium was disrupted, though not completely stopped. This also resulted in significant price increases in the cost of Germanium material. Following these restrictions we proactively canceled a number of customer orders for Germanium, to reduce our exposure in case of a supply disruption.

Then, in December 2024, China imposed additional restrictions applicable to exports to the United States, including a prohibition on exports of dual-use items to U.S. military users or for military uses and a policy under which exports of specified gallium- and germanium-related dual-use items to the United States would generally not be licensed. In November 2025, China suspended the latter U.S.-specific restriction through November 27, 2026. However, the underlying export-license requirements remain in effect, the restrictions applicable to U.S. military users and military end uses remain in place, and China may reinstate, extend, or modify its U.S.-specific restrictions.

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

Beginning in February 2025, the U.S. imposed additional tariffs on imports from China, and China imposed retaliatory tariffs and other measures on certain goods imported from the U.S. Since that time, the United States and China have increased, reduced, suspended, replaced, and otherwise modified various tariff and non-tariff measures, including through bilateral negotiations. We utilize a number of strategies intended to mitigate the impact of tariffs and other trade restrictions. However, given the uncertainty regarding the current tariffs, as well as the potential for additional trade actions by the U.S. or other countries in the future, any future impact on our operations and financial results is uncertain and these impacts could be more significant than those we have experienced in the past. Further, we can provide no assurance that the strategies we implemented to mitigate the impact of such tariffs or other trade actions will continue to be successful. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

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

16. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.3 million and $1.0 million as of June 30, 2026 and 2025, respectively. During the years ended June 30, 2026 and 2025, we also recognized net foreign currency transaction losses of approximately $0.1 million and $0.1 million, respectively, included in the accompanying consolidated statements of comprehensive income (loss) in the line item entitled “Other income, net.”

Revenues by geographic area, based on shipping destination, for the fiscal years ended June 30, 2026 and 2025 as follows:

	Year Ended June 30,
	2026	2025
Revenues:
United States	$37,040,332	$22,956,327
United Kingdom (1)	14,998,206	3,434,525
Israel	7,700,312	2,700,537
China	4,524,750	2,912,179
Other European countries	4,652,974	2,961,382
Other Asian countries	1,826,708	1,004,132
Rest of world	978,817	1,233,548
	$71,722,099	$37,202,630

(1)	The majority of shipments to the United Kingdom are for a customer that integrates products in the United Kingdom and returns them to their customers in the U.S.

Long-lived assets by geographic area as of June 30, 2026 and 2025 are as follows:

	June 30,	June 30,
	2026	2025
Long-lived assets:
United States	$56,884,880	$45,982,722
Latvia	5,176,771	4,848,441
China	2,049,520	2,300,608
	$64,111,171	$53,131,771

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

	Optics Segment
	Year Ended June 30,
	2026	2025
Revenue	$71,722,099	$37,202,630
Cost of goods sold	45,917,308	27,072,516
Segment gross profit	25,804,791	10,130,114

Less:
Sales & marketing	3,626,956	3,153,185
General & administrative	10,751,306	6,560,277
Corporate	10,282,241	6,101,165
New product development	3,784,029	3,063,772
(Gain) loss on disposal of equipment	(455,092)	99,334
Amortization of intangible assets	1,833,320	1,414,817
Change in fair value of acquisition liabilities	15,636,336	1,560,445
Interest (income) expense, net	(16,003)	1,118,213
Other non-operating income (expense)(1)	592,548	1,894,298
Provision for income taxes	314,713	37,790
Segment net loss	(20,545,563)	(14,873,182)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(20,545,563)	$(14,873,182)

(1)	Other non-operating income (expense) includes loss on extinguishment of debt, change in fair value of warrant liability, and other income (expense), net, each of which is presented on the accompanying Consolidated Statements of Comprehensive Income (Loss).

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

LIGHTPATH TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements (continued)

In fiscal year 2026, the Company had sales to three customers that comprised an aggregate of approximately 37% of its annual revenue, and 44% of its June 30, 2026 accounts receivable. Sales to these customers as a percentage of our fiscal year 2026 revenue include one customer at 24%, another customer at 7%, and the third customer at 6%. One of these customers comprised 27% of accounts receivable, a second customer comprised 8% of accounts receivable and a third customer comprised 9% of the accounts receivable balance as of June 30, 2026. In fiscal year 2025, the Company had sales to three customers that comprised an aggregate of approximately 23% of its annual revenue, and 28% of its June 30, 2025 accounts receivable. Sales to these customers as a percentage of our fiscal year 2025 revenue include one customer at 9%, another customer at 7%, and the third customer at 6%. One of these customers comprised 11% of accounts receivable, a second customer comprised 3% of accounts receivable and a third customer comprised 1% of the accounts receivable balance as of June 30, 2025. For fiscal year 2025, it should be noted that one of those customers is a G5 Infrared customer, and does not reflect a full year of revenue and therefore has a higher concentration of accounts receivable than revenue. The loss of any of these customers, or a significant reduction in sales to any such customer, would adversely affect the Company’s revenues.

In fiscal year 2026, 48% of the Company’s net revenue was derived from sales outside of the U.S., with 97% of foreign sales derived from customers in Europe and Asia. In fiscal year 2025, 38% of the Company’s net revenue was derived from sales outside of the U.S., with 91% of foreign sales derived from customers in Europe and Asia.

19. Subsequent Event

On July 23, 2026, the Company and LPOIZ entered into an equity transfer agreement (the “ETA”) with Hengtu Optical Technology Co., Ltd. (the “Purchaser”), and Mr. Leo Zheng (the “Purchaser Representative”). The Purchaser is owned by the Purchaser Representative and certain members of the Company’s current management team. Pursuant to the ETA, and subject to the terms and conditions set forth therein, the Company agreed to sell and transfer one hundred percent (100%) of its interest in LPOIZ to the Purchaser (the “LPOIZ Transaction”) for payment of cash consideration of $4,500,000 (the “Purchase Price”). The Purchase Price is payable in full no later than the fifth anniversary of the closing of the LPOIZ Transaction, with the Purchaser required to pay at least $500,000 per year, together with financing interest in an amount equal to four percent (4%) of the principal amount of each Purchase Price installment, all in accordance with the ETA. In addition, if the Purchaser fails to pay any amount due under the Agreement when due, the Purchaser shall pay damages on the overdue amount at an annual rate of seven percent (7%).

The ETA further provides that during the period commencing on the closing date of the LPOIZ Transaction and ending of the later of (i) the date on which the Purchase Price has been paid in full and (ii) the fifth anniversary of the closing date of the LPOIZ Transaction (such period, the “Restricted Period”), the Company shall have the right to designate an observer at all meetings of the board of directors, shareholders or other governing bodies of LPOIZ. The Purchaser has also agreed that, during the Restricted Period, (a) a change of control of the Company (as defined in the ETA) shall not occur; (b) the Company shall not sell, dispose of or otherwise transfer all or substantially all of its assets (including without limitation intellectual property) and/or business to any third party, except for the sale of inventory and products in the ordinary course of business consistent with past practice and the ETA; and (c) if there is any direct or indirect change in the ownership of LPOIZ or the Purchaser, the Purchaser shall provide a written notice to the Company immediately, and any new direct or indirect shareholder shall execute an acknowledgment in form and substance satisfactory to the Company acknowledging and agreeing to the post-closing restrictions and other applicable terms of the ETA.

Subject to the terms and conditions of the ETA, LPOIZ will receive from the Company certain limited rights and licenses to use specified trademarks in specified territories, including certain transitional trademark rights and a five-year license relating to specified marks. The ETA also provides LPOIZ with certain rights to use product drawings, tooling, molds, process documentation, technology, know-how and related technical support in connection with LPOIZ’s business following the closing. The rights and licenses are subject to the scope, duration, territory, quality control, confidentiality, payment, default and termination provisions set forth in the ETA, and the Company and its affiliates retain ownership of their intellectual property except to the extent expressly provided therein.

Additionally, pursuant to the ETA, during the first five years following the closing of the LPOIZ Transaction (the “Exclusive Supply Term”), LPOIZ shall continue to supply products to the Company in a manner consistent with past practice, applicable specifications and agreed upon quality requirements. The purchase price of such products to be supplied by LPOIZ to the Company shall continue to be cost plus ten percent (10%) following the closing of the LPOIZ Transaction; provided that for every payment by the Purchaser of $1,000,000 of the principal portion of the remaining balance of the Purchase Price, the cost plus markup percentage for products supplied to the Company shall automatically increase by five percent (5%) (e.g., upon payment of $2,000,000 in principal of the Purchase Price, the purchase price for products supplied to the Company will be cost plus twenty percent (20%). Upon full payment of the principal amount of the Purchase Price, the purchase price shall be fixed at cost plus thirty percent (30%) and shall not be further adjusted unless otherwise agreed by the parties in writing.

The ETA contains certain mutual post-closing covenants restricting each party’s ability to sell, market or distribute specified products in specified territories during the Exclusive Supply Term.

The LPOIZ Transaction is expected to close in September 2026.

End of Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: September 10, 2026	By:	/s/ SHMUEL RUBIN
Shmuel Rubin
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHMUEL RUBIN	September 10, 2026	/s/ ALBERT MIRANDA	September 10, 2026
Shmuel Rubin		Albert Miranda
President & Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and
Accounting Officer)

/s/ M. SCOTT FARIS	September 10, 2026	/s/ THOMAS ELLIS	September 10, 2026
M. Scott Faris		Thomas Ellis
Director (Chairman of the Board)		Director

/s/ MARK CAYLOR	September 10, 2026	/s/ JOSEPH MENAKER	September 10, 2026
Mark Caylor		Joseph Menaker
Director		Director

/s/ S. ERIC CREVISTON	September 10, 2026	/s/ DARCIE PECK	September 10, 2026
S. Eric Creviston		Darcie Peck
Director		Director

/s/ KIMBERLY CRIDER	September 10, 2026
Kimberly Crider
Director

S-1