Form 10-Q
period 2026-09-30
LIGHTPATH TECHNOLOGIES INC
filed 2026-11-10
CIK 889971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

70,088,026 shares of Class A common stock, $0.01 par value, outstanding as of November 6, 2026.

LIGHTPATH TECHNOLOGIES, INC.

Form 10-Q

Index

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or other comparable terminology. These forward-looking statements include, without limitation, statements regarding:

●	expectations regarding our ability to scale as a vertically-integrated supplier of infrared products and imaging systems;

●	our ability to convert backlog into revenue and the timing of such conversion;

●	our intentions regarding the use of our earnings generated by our subsidiaries;

●	our belief that our acquisitions will align with our overall strategy;

●	our expectations regarding market growth potential and market conditions, including in international markets;

●	our belief that our product groups are aligned with our strategic direction, as well as our ability to focus on higher margin products;

●	our ability to remain competitive through differentiating technology;

●	the impact of trade actions on our operations and financial condition;

●	our ability to successfully create a sustainable annuity revenue stream;

●	our expectation that our existing contracts will be renewed in future quarters;

●	our expectations regarding the performance and demand of our products;

●	our anticipated timing for our ability to deliver hardware during fiscal 2027; and

●

any other statements regarding our plans, opinions, expectations, beliefs, objectives, assumptions or projections regarding future events or future results and underlying assumptions and other statements, which are not statements of historical facts.

These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the impact of tariffs and other governmental trade restrictions, our ability to obtain needed raw materials and components from our suppliers; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; geopolitical tensions, the Russian-Ukraine conflict, and the Hamas/Israel war; the effects of steps that we could take to reduce operating costs; rising inflation and increased interest rates, which diminish capital market cash flow and borrowing power; our inability to sustain profitable sales growth, convert inventory to cash, or reduce our costs to maintain competitive prices for our products; circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives; and those factors detailed by us in our public filings with the Securities and Exchange Commission (the “SEC”), including in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2026. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$82,934,165	$93,204,655
Trade accounts receivable, net of allowance of $112,025 and $63,162	15,182,690	15,112,908
Inventories, net	31,486,533	18,005,559
Prepaid expenses and deposits	2,420,098	3,457,300
Other current assets	132,534	116,028
Total current assets	132,156,020	129,896,450

Property and equipment, net	20,833,058	19,363,026
Operating lease right-of-use assets	7,828,475	8,115,887
Intangible assets, net	16,679,575	17,134,601
Goodwill	19,315,177	19,315,177
Deferred tax assets, net	85,902	85,902
Other assets	93,136	96,578
Total assets	$196,991,343	$194,007,621
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,954,633	$7,686,144
Accrued liabilities	11,889,102	12,779,784
Accrued payroll and benefits	2,793,391	4,139,586
Operating lease liabilities, current	1,202,483	1,189,908
Loans payable, current portion	111,815	112,317
Finance lease obligation, current portion	365,923	269,414
Total current liabilities	27,317,347	26,177,153
Deferred tax liabilities, net	95,994	95,084
Finance lease obligation, less current portion	803,150	392,796
Operating lease liabilities, noncurrent	8,569,553	8,888,227
Loans payable, less current portion	46,589	74,878
Total liabilities	36,832,633	35,628,138

Commitments and Contingencies

Series G Convertible Preferred Stock; $0.01 par value; 44,000 shares authorized; 6,492 and 6,492 shares issued and outstanding	$8,906,686	$8,906,686

Stockholders’ equity:
Preferred stock: Series D, $0.01 par value, voting; 500,000 shares authorized; none issued and outstanding	—	—
Common stock: Class A, $0.01 par value, voting; 94,500,000 shares authorized; 70,087,678 and 69,963,045 shares issued and outstanding	700,877	699,630
Additional paid-in capital	402,146,557	398,726,619
Accumulated other comprehensive income	1,367,664	1,308,868
Accumulated deficit	(252,963,074)	(251,262,320)
Total stockholders’ equity	151,252,024	149,472,797
Total liabilities, convertible preferred stock and stockholders’ equity	$196,991,343	$194,007,621

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Revenue, net	$20,762,654	$15,058,281
Cost of sales	12,160,790	10,575,709
Gross profit	8,601,864	4,482,572
Operating expenses:
Selling, general and administrative	8,048,205	4,383,870
New product development	2,036,377	867,428
Amortization of intangible assets	455,026	450,524
Change in fair value of acquisition earnout liabilities	196,633	1,282,529
Loss on disposal of property and equipment	30,849	3,999
Total operating expenses	10,767,090	6,988,350
Operating loss	(2,165,226)	(2,505,778)
Other income (expense):
Interest income (expense), net	670,652	(268,853)
Other expense, net	(82,688)	(37,101)
Total other income (expense)	587,964	(305,954)
Loss before income taxes	(1,577,262)	(2,811,732)
Income tax provision	123,492	81,270
Net loss	$(1,700,754)	$(2,893,002)
Foreign currency translation adjustment	58,796	92,383
Comprehensive loss	$(1,641,958)	$(2,800,619)
Loss per common share (basic)	$(0.02)	$(0.07)
Number of shares used in per share calculation (basic)	70,010,938	43,287,933
Loss per common share (diluted)	$(0.02)	$(0.07)
Number of shares used in per share calculation (diluted)	70,010,938	43,287,933

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Temporary Equity					Accumulated
	Series G Convertible		Class A		Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2026	6,492	$8,906,686	69,963,045	$699,630	$398,726,619	$1,308,868	$(251,262,320)	$149,472,797
Issuance of common stock for:
Employee Stock Purchase Plan	—	—	2,713	27	44,330	—	—	44,357
Exercise of stock options, RSUs & RSAs, net	—	—	661	7	(7)	—	—	—
Issuance of common stock for acquisition of Amorphous	—	—	121,259	1,213	1,621,666	—	—	1,622,879
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	1,753,949	—	—	1,753,949
Foreign currency translation adjustment	—	—	—	—	—	58,796	—	58,796
Net loss	—	—	—	—	—	—	(1,700,754)	(1,700,754)
Balances at September 30, 2026	6,492	$8,906,686	70,087,678	$700,877	$402,146,557	$1,367,664	$(252,963,074)	$151,252,024

Balances at June 30, 2025	24,956	$34,232,510	42,949,307	$429,493	$244,953,346	$978,686	$(230,716,757)	$15,644,768
Issuance of common stock for:
Exercise of stock options, RSUs & RSAs, net	—	—	8,583	86	(86)	—	—	—
Issuance of common stock under private equity placement	—	—	1,600,000	16,000	7,878,045	—	—	7,894,045
Issuance of common stock for acquisition of Visimid	—	—	112,323	1,123	348,877	—	—	350,000
Stock-based compensation on stock options, RSUs & RSAs	—	—	—	—	349,624	—	—	349,624
Foreign currency translation adjustment	—	—	—	—	—	92,383	—	92,383
Net loss	—	—	—	—	—	—	(2,893,002)	(2,893,002)
Balances at September 30, 2025	24,956	$34,232,510	44,670,213	$446,702	$253,529,806	$1,071,069	$(233,609,759)	$21,437,818

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LIGHTPATH TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,700,754)	$(2,893,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,479,568	1,218,948
Interest from amortization of loan issuance costs	—	38,312
Amortization of fair value of loan	—	52,544
Change in fair value of acquisition earnout liabilities	196,633	1,282,529
Loss on disposal of property and equipment	30,849	3,999
Stock-based compensation on stock options, RSUs & RSAs, net	1,801,199	359,661
Provision for credit losses	48,827	(5,390)
Change in operating lease assets and liabilities	(18,687)	(60,448)
Inventory write-offs to allowance	46,512	—
Deferred taxes	910	555
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(118,609)	(133,679)
Other current assets	(16,506)	27,800
Inventories	(13,527,486)	(3,335)
Prepaid expenses and deposits	993,394	127,786
Accounts payable and accrued liabilities	2,457,858	(1,159,122)
Net cash used in operating activities	(8,326,292)	(1,142,842)

Cash flows from investing activities:
Purchase of property and equipment	(2,525,423)	(77,014)
Net cash used in investing activities	(2,525,423)	(77,014)

Cash flows from financing activities:
Proceeds from sale of common stock from Employee Stock Purchase Plan	44,357	—
Proceeds from issuance of common stock under private equity placement, net of fees	—	7,894,045
Proceeds from sale-leaseback of equipment	591,974	—
Payments on loans payable	(28,291)	(57,107)
Repayment of finance lease obligations	(77,258)	(55,398)
Net cash provided by financing activities	530,782	7,781,540
Effect of exchange rate on cash and cash equivalents	50,443	68,698
Change in cash and cash equivalents	(10,270,490)	6,630,382
Cash and cash equivalents, beginning of period	93,204,655	4,877,036
Cash and cash equivalents, end of period	$82,934,165	$11,507,418

Supplemental disclosure of cash flow information:
Interest paid in cash	$24,358	$177,963
Income taxes paid	$222,352	$56,282
Supplemental disclosure of non-cash investing & financing activities:
Issuance of common stock for acquisition of AML, including earnouts	$1,622,879	—
Operating right-of-use assets acquired in exchange for operating lease liabilities	—	$435,733
Issuance of common stock for acquisition of Visimid	—	$350,000

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

These unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended June 30 and the associated quarters of those fiscal years.

These Condensed Consolidated Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of June 30, 2026 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Our significant accounting policies are provided in Note 2, Summary of Significant Accounting Policies, in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to our significant accounting policies during the three months ended September 30, 2026, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

We valued certain financial instruments issued in connection with the acquisition of G5 Infrared (as defined below) using Level 3 fair value measurements, including warrants, Series G Convertible Preferred Stock (as defined below) and the Acquisition Notes (as defined below). As of June 30, 2026 and September 30, 2026, only the Series G Convertible Preferred Stock remained outstanding.

In connection with the acquisitions of AML (as defined below) and G5 Infrared, the Company also valued the earnout liabilities and the intangible assets acquired using Level 3 fair value methods. See Note 3, Acquisition of Amorphous Materials, and Note 4, Acquisition of G5 Infrared, to these unaudited Condensed Consolidated Financial Statements for additional information.

Other than as disclosed above, the Company does not have any other financial or non-financial assets or liabilities that would be characterized as Level 1, Level 2 or Level 3 instruments.

3. Acquisition of Amorphous Materials

On January 20, 2026, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Amorphous Materials, LLC (“AML”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Amorphous Materials, Inc., a Texas corporation (“Seller”) and other parties thereto, pursuant to which, subject to the terms and conditions set forth in the Asset Purchase Agreement, AML agreed to acquire substantially all of the assets (collectively, the “Assets”) and assume and acquire certain of the rights and liabilities of Seller (collectively, the “Liabilities” and such acquisition of Assets and assumption of the Liabilities together, the “AML Transaction”) relating to Seller’s business of compounding and melting a broad range of Chalcogenide glasses for third-party manufacturers. The AML Transaction closed on January 21, 2026 (the "AML Acquisition Date").

Aggregate consideration payable by the Company to Seller under the Asset Purchase Agreement in connection with the AML Transaction will not exceed $10.0 million and consists of (i) a cash payment of $7.0 million that was paid at closing (the “Cash Consideration”) and (ii) contingent consideration that will not exceed $3.0 million (the “Contingent Consideration”). The Contingent Consideration, if earned, is payable in shares of the Company's Class A common stock, $0.01 par value, ("Class A Common Stock"), to be issued in up to six tranches of $500,000 each divided by the LPTH Stock Price (as calculated pursuant to the Asset Purchase Agreement) upon the achievement of certain milestones set forth in the Asset Purchase Agreement (each, a "Contingent Consideration  Payment").

We accounted for the acquisition of AML using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the AML Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. The remaining estimated potential earnout was accrued based on a third-party valuation and was recorded in Accrued liabilities based on its fair value as of the AML Acquisition Date. Additional milestones were achieved on March 10, 2026, June 4, 2026, July 1, 2026 (two milestones) and September 25, 2026; accordingly, an additional 43,621, 30,838, 69,833 and 51,426 shares of Class A Common Stock were issued, respectively, (or approximately $483,000, $543,000, $1,110,000 and $513,000 at fair value as of the issuance dates, respectively) as Contingent Consideration Payments. Fair value adjustments of $0.2 million for the three months ended September 30, 2026 are included in “Change in fair value of acquisition liabilities” in the accompanying Consolidated Statement of Comprehensive Income (Loss). There was no remaining earnout as of September 30, 2026.

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

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. The following table summarizes the allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the AML Acquisition Date:

Final as of
June 30,
Description	2026
Assets:
Accounts receivable	$155,324
Inventory	455,399
Property and equipment	182,050
Goodwill	5,561,256
Other intangible assets	2,980,000
Total assets acquired	$9,334,029
Liabilities:
Accounts payable	27,994
Accrued liabilities	16,614
Current deposits	39,989
Total liabilities assumed	$84,597
Net assets acquired	$9,249,432

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

The Company’s unaudited Condensed Consolidated Financial Statements reflect the financial results of AML beginning on the AML Acquisition Date. Revenue generated by AML is included in our infrared components product group.

The following table presents unaudited pro forma financial results of the operations acquired from AML. The pro forma results were prepared as if the acquisition of AML was completed on the first day of our fiscal year 2026, July 1, 2025. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of AML been completed for the period presented, or which may be realized in the future.

Three Months Ended September 30,
2025
Revenue	$15,831,281

Net loss	$(2,668,732)

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

The fair value of the aggregate consideration was approximately $27.1 million which consisted of (i) $20.3 million in cash, (ii) 1,972,501 shares of Class A Common Stock (at a value of $2.47 per share, which was the closing price on the G5 Acquisition Date), and (iii) potential earnout consideration paid annually in fiscal years 2026 and 2027 subject to achievement of certain revenue and EBITDA targets set forth in the G5 MIPA.

Earnout payments of an aggregate of up to $23.0 million of additional consideration may be paid annually in fiscal years 2026 and 2027 subject to achievement of certain minimum EBITDA and revenue targets for the one and two-year periods beginning on the first full calendar month commencing after the G5 Acquisition Date, as set forth in the G5 MIPA. The earnout liability is remeasured each reporting period, which adjustments are included in the “Change in fair value of acquisition liabilities” in the accompanying unaudited Condensed Consolidated Statement of Comprehensive Income (Loss). The first earnout period ended on February 28, 2026, and, based on the targets achieved, the first earnout payment was made to the G5 Sellers for $7.3 million in cash and $3.2 million in shares of Class A Common Stock (297,445 shares). Subsequently, on April 16, 2026, we executed a side letter agreement with the G5 Sellers which set the year two earnout payment amount and accelerated the payment timeline. Pursuant to the agreement, the earnout amount will be $9 million, comprised of $6.3 million in cash and $2.7 million in shares of Class A Common Stock, to be paid after January 1, 2027 and on or before January 15, 2027. The remaining earnout liability balance in the accompanying unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2026 includes the agreed-upon earnout amount.

5. Acquisition of Visimid Technologies

In July 2023, the Company acquired Liebert Consulting LLC, dba Visimid Technologies (“Visimid”), pursuant to a Membership Interest Purchase Agreement dated as of July 25, 2023. The purchase price included certain installment payments of restricted stock, of which 112,323 were issued during the three months ended September 30, 2025. The purchase price also included an earnout which is contingent upon the award and completion of a specific customer contract. The balance of the estimated potential earnout is not material and is included in Accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2026 and  June 30, 2026.

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

Customary payment terms are granted to customers, based on credit evaluations. We currently do not have any contracts where revenue is recognized, but the customer payment is contingent on a future event. We record deferred revenue when cash payments are received or due in advance of revenue recognition. Deferred revenue was $1.9 million and $1.1 million as of September 30, 2026 and June 30, 2026, respectively, and is included in accrued liabilities in the unaudited Condensed Consolidated Balance Sheets.

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

Revenue by product group for the three months ended September 30, 2026 and 2025 was as follows, with certain fiscal year 2026 amounts reclassified from infrared components to assemblies and modules to conform to current classification:

	Three Months Ended
	September 30,
	2026	2025
Infrared components	$4,749,097	$4,125,046
Visible components	4,580,290	3,838,306
Assemblies and modules	10,524,026	5,992,407
Engineering services	909,241	1,102,522
Total revenue	$20,762,654	$15,058,281

7. Inventories

The components of inventories include the following:

	September 30,	June 30,
	2026	2026
Raw materials	$17,356,625	$9,451,766
Work in process	13,313,519	7,953,529
Finished goods	3,337,059	2,917,956
Allowance for obsolescence	(2,520,670)	(2,317,692)
Total inventories, net	$31,486,533	$18,005,559

During the three months ended September 30, 2026, the Company evaluated all allowed items and disposed of approximately $0.05 million of inventory items and wrote them off against the allowance for obsolescence.

The value of tooling in raw materials, net of the related allowance for obsolescence, was approximately $0.8 million as of both  September 30, 2026 and June 30, 2026.

8. Property and Equipment

Property and equipment are summarized as follows:

	Estimated Lives	September 30,	June 30,
	(Years)	2026	2026
Manufacturing equipment	5 - 10	$31,992,904	$29,462,865
Computer equipment and software	3 - 5	1,580,743	1,529,767
Furniture and fixtures	5	434,771	441,908
Leasehold improvements	5 - 10	9,779,714	9,807,067
Construction in progress		2,380,603	2,514,238
Total property and equipment		46,168,735	43,755,845
Less accumulated depreciation and amortization		(25,335,677)	(24,392,819)
Total property and equipment, net		$20,833,058	$19,363,026

Depreciation expense was $1.0 million and $0.8 million for the three-month periods ended September 30, 2026 and 2025, respectively.

9. Goodwill and Intangible Assets

There were no changes in the goodwill balance of $19.3 million during the three months ended September 30, 2026. We assess goodwill for impairment annually during the fourth quarter or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. There have been no events or changes in circumstances that indicate the carrying value of goodwill may not be recoverable.

Amortizable intangible assets were comprised of:

		September 30, 2026			June 30, 2026
	Useful Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	10 - 15	$10,422,300	$(3,042,737)	$7,379,563	$10,422,300	$(2,854,929)	$7,567,371
Know-how	8 - 10	9,928,304	(4,401,594)	5,526,710	9,928,304	(4,235,186)	5,693,118
Tradenames	8 - 15	8,096,418	(4,351,056)	3,745,362	8,096,418	(4,272,746)	3,823,672
Backlog	1	914,525	(886,585)	27,940	914,525	(864,085)	50,440
Total intangible assets, net		$29,361,547	$(12,681,972)	$16,679,575	$29,361,547	$(12,226,946)	$17,134,601

Future amortization of intangible assets is as follows:

Fiscal year ending:
June 30, 2027 (remaining nine months)	$1,325,517
June 30, 2028	1,730,103
June 30, 2029	1,730,103
June 30, 2030	1,730,103
June 30, 2031	1,730,103
After June 30, 2031	8,433,646
$16,679,575

10. Income Taxes

A summary of our total income tax expense and effective income tax rate for the three months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended
	September 30,
	2026	2025
Loss before income taxes	$(1,577,262)	$(2,811,732)
Income tax provision	$123,492	$81,270
Effective income tax rate	-8%	-3%

The difference between our effective tax rates in the periods presented above and the federal statutory rate is due to the mix of taxable income and losses generated in our various tax jurisdictions, which include the United States (the “U.S.”), the People’s Republic of China, and the Republic of Latvia. For the three months ended September 30, 2026 and 2025, income tax expense was primarily related to income taxes from our operations in China and Chinese withholding taxes on payments from our wholly-owned subsidiary, LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), to LightPath for administrative services rendered.

We record net deferred tax assets to the extent we believe it is more likely than not that some portion or all of these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of  September 30, 2026 and June 30, 2026, our net deferred tax assets are related to the U.S. jurisdiction and we have provided a valuation allowance to reduce the deferred tax assets to the net amount we estimate is more-likely-than-not to be realized. Our net deferred tax assets as of September 30, 2026 and June 30, 2026 consist primarily of federal and state tax credits with indefinite carryover periods. The net deferred tax liabilities as of September 30, 2026 and June 30, 2026 are related to LPOIZ, primarily resulting from timing differences related to accelerated depreciation on fixed assets.

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

The OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base-erosion Anti-abuse Tax (“BEAT”) effective for tax years starting after December 31, 2025. The tax rate on GILTI, now renamed to Net CFC Tested Income (“NCTI”), is now 12.6%. The FDII rules, now renamed to Foreign Derived Deduction Eligible Income (“FDDEI”), now carry a 14% tax rate on FDDEI eligible income. The OBBBA increases the BEAT rate from 10% to 10.5%.

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

Income Tax Law of the People’s Republic of China

Our Chinese subsidiary, LPOIZ, is governed by the Income Tax Law of the People’s Republic of China. As of September 30, 2026, LPOIZ was subject to a statutory income tax rate of 15%. The net deferred tax liabilities included in these unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and June 30, 2026 are related to LPOIZ, primarily related to timing differences related to accelerated depreciation on fixed assets.

In July 2026, we announced that we entered into an equity transfer agreement to sell and transfer 100% of our equity interest in LPOIZ, including the Zhenjiang Facility and its operations in China, to Hengtu Optical Technology Co., Ltd., which is owned by members of LPOIZ's incumbent management team. The transaction closed on October 30, 2026. As a condition to the sale, LPOIZ agreed to continue to supply products to LightPath as a third-party vendor. The Company routinely declares intercompany dividends to remit a portion of the earnings of its foreign subsidiaries to the U.S. parent company. Accrued and unpaid withholding taxes were approximately $32,000 as of  June 30, 2026. The final dividend payment pursuant to the equity transfer agreement was made during the quarter ended September 30, 2026, and there are no accrued or unpaid withholding taxes as of September 30, 2026. Other than these withholding taxes, these intercompany dividends have no impact on the unaudited Condensed Consolidated Financial Statements.

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

11. Stock-Based Compensation

Our directors, officers, and key employees are granted stock-based compensation through our 2002 Amended and Restated Omnibus Incentive Plan, as amended (the “2002 Omnibus Plan”), through October 2018 and after that date, through our 2018 Stock and Incentive Compensation Plan (the “2018 SICP”). Such stock-based compensation may include, among other things, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The 2018 SICP is administered by the Compensation Committee of the Company's Board of Directors. To date, our stockholders approved an aggregate of 13,715,625 shares of our Class A Common Stock for issuance pursuant to awards granted under the 2002 Omnibus Plan or SICP. As of September 30, 2026, 2,033,188 shares of Class A Common Stock were authorized and available for issuance pursuant to awards granted under the 2018 SICP. The Company’s executive officers are eligible to earn incentive compensation consisting of equity-based awards, as well as cash bonuses, based on the achievement of certain individual and/or Company performance goals set by the Compensation Committee.

Stock-based compensation expense is based primarily on the fair value of the award as of the grant date and is recognized as an expense over the requisite service period.

The following table shows total stock-based compensation expense for the three months ended September 30, 2026 and 2025, which is included in selling, general and administrative (“SG&A”) expenses in these unaudited Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended
	September 30,
	2026	2025
Stock options	$1,066,933	$50,607
RSAs	91,502	63,186
RSUs	642,764	245,868
Total	$1,801,199	$359,661

The LightPath Technologies, Inc. Employee Stock Purchase Plan (the “2014 ESPP”) was adopted by the Company’s Board of Directors on October 30, 2014 and approved by the Company’s stockholders on January 29, 2015. The 2014 ESPP expired on January 29, 2025. A new Employee Stock Purchase Plan (the “2025 ESPP”) was approved by the stockholders on June 16, 2025 with the first offering period beginning July 1, 2025. The 2025 ESPP permits employees to purchase Class A Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price not less than 85% of the market value of the Class A Common Stock on specified dates ( June 30 and December 31). In no event can any participant purchase more than $25,000 worth of shares of Class A Common Stock in any calendar year and an employee cannot purchase more than 8,000 shares on any purchase date within an offering period of 12 months and 4,000 shares on any purchase date within an offering period of six months. This discount of approximately $6,600 for the three months ended September 30, 2026, is included in the selling, general and administrative expense in the accompanying Consolidated Statements of Comprehensive Income (Loss), which represents the value of the 15% discount given to the employees purchasing stock under the 2025 ESPP.

Grant Date Fair Values and Underlying Assumptions; Contractual Terms

We estimate the fair value of each stock option as of the date of grant, using the Black-Scholes-Merton pricing model. The fair value of 2025 ESPP shares is the amount of the discount the employee obtains at the date of the purchase transaction.

Most stock options granted vest ratably over two to four years and are generally exercisable for ten years. The assumed forfeiture rates used in calculating the fair value of RSA and RSU grants was 0%, and the assumed forfeiture rates used in calculating the fair value of options for performance and service conditions were 20% for each of the three months ended September 30, 2026 and 2025. The volatility rate and expected term are based on seven-year historical trends in Class A Common Stock closing prices and actual forfeitures. The interest rate used is the U.S. Treasury interest rate for constant maturities.

The Company estimated the fair value of each stock option award as of the date of grant using the following assumptions:

	Three Months Ended September 30,
	2026	2025
Weighted-average expected volatility	81.9%	74.0%
Dividend yields	0%	0%
Weighted-average risk-free interest rate	4.6%	4.1%
Weighted-average expected term, in years	6.5	7.5

Beginning in March 2026, we granted stock options to certain executives with vesting criteria linked to the Company's financial performance. The stock compensation expense related to these grants reflects the application of estimated probability assumptions related to the achievement of those financial targets. These assumptions will be evaluated for adjustment each fiscal quarter.

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

The Company issues new shares of Class A Common Stock upon the exercise of stock options and upon vesting of RSUs and RSAs, unless the recipient has elected to defer receipt of shares under the applicable Internal Revenue Service rules.

Information Regarding Current Share-Based Compensation Awards

A summary of the activity for share-based compensation awards in the three months ended September 30, 2026 is presented below:

	Stock Options			Restricted Stock Units (RSUs)			Restricted Stock Awards (RSAs)
		Weighted-	Weighted-		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average		Average	Average
		Exercise	Remaining		Grant Date	Remaining		Grant Date	Remaining
	Shares	Price	Contract	Shares	Fair Value	Contract	Shares	Fair Value	Contract
June 30, 2026	4,475,220	$9.42	9.2	1,460,705		1.0	54,548		1.1
Granted	161,690	$11.50		107,872	$14.80		—	—
Exercised	—			—			—
Cancelled/Forfeited	—			—			—
September 30, 2026	4,636,910	$9.49	9.0	1,568,577		1.0	54,548		0.9
Awards exercisable/vested as of
September 30, 2026	357,735	$2.01	3.7	776,804		—	—		—
Awards unexercisable/vested as of
September 30, 2026	4,279,175	$10.11	9.4	791,773		2.4	54,548		0.9
	4,636,910			1,568,577			54,548

As of September 30, 2026, there was approximately $21.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, including stock options, RSAs and RSUs granted under the SICP. The expected compensation cost to be recognized is as follows:

Fiscal Year Ending:	Stock Options	RSAs	RSUs	Total
June 30, 2027 (remaining nine months)	$3,284,937	$129,320	$1,813,271	$5,227,528
June 30, 2028	4,369,716	50,713	2,278,428	6,698,857
June 30, 2029	3,753,630	—	1,763,632	5,517,262
June 30, 2030	2,252,167	—	71,312	2,323,479
June 30, 2031	1,593,419	—	—	1,593,419
	$15,253,869	$180,033	$5,926,643	$21,360,545

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

	Three Months Ended
	September 30,
	2026	2025
Net loss	$(1,700,754)	$(2,893,002)

Weighted-average common shares outstanding:
Basic number of shares	70,010,938	43,287,933
Diluted number of shares	70,010,938	43,287,933

Loss per common share:
Basic	$(0.02)	$(0.07)
Diluted	$(0.02)	$(0.07)

The following weighted-average potential dilutive shares were not included in the computation of diluted earnings (loss) per share of Class A Common Stock, as their effects would be anti-dilutive:

	Three Months Ended
	September 30,
	2026	2025
Options to purchase Class A Common Stock	4,530,973	738,897
RSUs and RSAs	1,566,844	1,202,865
Series G convertible preferred & warrants	3,020,037	16,130,864
	9,117,854	18,072,626

We also accrued for certain acquisition liabilities related to the G5 Infrared and AML acquisitions during the periods presented, a portion of which is expected to be settled in shares of Class A Common Stock, however the number of shares to be issued is dependent upon the stock price at or near the date of settlement. As the number of shares is not known, they have not been included in the above potential dilutive shares. See Note 3, Acquisition of Amorphous Materials and Note 4, Acquisition of G5 Infrared, to these unaudited Condensed Consolidated Financial Statements, for more information.

During the fiscal year ended June 30, 2026, the remaining warrants issued in conjunction with the acquisition of G5 Infrared were exercised by means of "cashless exercise" as defined in the respective warrant agreements.

During the fiscal year ended June 30, 2026, certain holders of Series G Convertible Preferred Stock elected "optional conversion," as defined in the certificate of designations. Following the conversions, 6,492 shares of Series G Convertible Preferred Stock remained issued and outstanding as of both June 30, 2026 and September 30, 2026.

13. Leases

Our leases primarily consist of operating leases related to our facilities located in Orlando, Florida; Plano, Texas; Hudson, New Hampshire; Riga, Latvia; and Zhenjiang, China, and finance leases related to certain equipment located in Orlando, Florida and Riga, Latvia. The operating leases for facilities are non-cancelable operating leases, with terms ending at various times through 2034. We typically include options to renew (or terminate) in our lease term, and as part of our right-of-use (“ROU”) assets and lease liabilities, when it is reasonably certain that we will exercise such options. We currently have eighteen finance lease agreements entered into during fiscal years 2024 thru 2027 with terms ranging from three to five years. The finance leases are for computer and manufacturing equipment.

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

Our wholly-owned subsidiary, LPOIZ, the sale of which occurred as of October 30, 2026, has a lease agreement for a manufacturing and office facility in Zhenjiang, China, which expires December 31, 2027. ISP’s wholly-owned subsidiary, ISP Latvia, has two lease agreements for a manufacturing and office facility in Riga, Latvia, which leases expire December 31, 2030.

The components of lease expense for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,
	2026	2025
Operating lease cost	$348,291	$253,318
Finance lease cost:
Depreciation of lease assets	60,228	45,480
Interest on lease liabilities	20,748	17,030
Total finance lease cost	80,976	62,510
Total lease cost	$429,267	$315,828

Supplemental balance sheet information related to the leases as of September 30, 2026 and June 30, 2026 was as follows:

		September 30,	June 30,
	Classification	2026	2026
Assets:
Operating lease assets	Operating lease assets	$7,828,475	$8,115,887
Finance lease assets	Property and equipment, net(1)	1,505,481	981,003
Total lease assets		$9,333,956	$9,096,890

Liabilities:
Current:
Operating leases	Operating lease liabilities, current	$1,202,483	$1,189,908
Finance leases	Finance lease liabilities, current	365,923	269,414

Noncurrent:
Operating leases	Operating lease liabilities, less current portion	8,569,553	8,888,227
Finance leases	Finance lease liabilities, less current portion	803,150	392,796
Total lease liabilities		$10,941,109	$10,740,345

(1)	Finance lease assets were recorded net of accumulated depreciation of approximately $0.7 million and $0.5 million as of September 30, 2026 and June 30, 2026, respectively.

Lease term and discount rate information related to leases was as follows:

September 30,
Lease Term and Discount Rate	2026
Weighted Average Remaining Lease Term (in years)
Operating leases	6.7
Finance leases	3.6

Weighted Average Discount Rate
Operating leases	3.0%
Finance leases	7.0%

Supplemental cash flow information was as follows for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$366,978	$313,766
Operating cash used for finance leases	$20,748	$17,030
Financing cash used for finance leases	$77,258	$55,398

Future maturities of lease liabilities were as follows as of September 30, 2026:

	Finance	Operating
Fiscal year ending:	Leases	Leases
June 30, 2027 (remaining nine months)	$335,339	$1,190,892
June 30, 2028	407,573	1,660,858
June 30, 2029	251,264	1,658,764
June 30, 2030	158,091	1,703,719
June 30, 2031	152,581	1,560,567
Thereafter	11,184	3,364,686
Total future minimum payments	1,316,032	11,139,486
Less imputed interest	(146,959)	(1,367,450)
Present value of lease liabilities	$1,169,073	$9,772,036

14. Loans Payable

As of September 30, 2026, loans payable consisted of one equipment loan. The Acquisition Notes (as defined below) were redeemed during the year ended June 30, 2026.

Acquisition Notes

On February 18, 2025, in connection with the acquisition of G5 Infrared, we executed and delivered two senior secured promissory notes in an aggregate principal amount of $5.2 million (the “Acquisition Notes”), effective as of the G5 Acquisition Date. The Acquisition Notes accrued interest at the rate between 10-12% per annum (12% as of the date of extinguishment, December 31, 2025), based on the ratio of indebtedness to EBITDA of the Company. We determined the embedded features related to the payment of variable interest and upon an event of default are clearly and closely related to the Acquisition Notes, and are therefore not bifurcated from the Acquisition Notes. The Acquisition Notes would have matured on February 18, 2027, the second anniversary of the issuance date, but were redeemed by the Company on December 31, 2025, prior to the maturity date, at a redemption price equal to the portion of principal so redeemed plus all accrued and unpaid interest thereon. Pursuant to the terms of the Acquisition Notes, since the funds used for redemption were not generated internally by Company operations, the redemption amount was multiplied by 102%. We recorded a loss on extinguishment of debt of $0.5 million during the three months ended December 31, 2025, based on the difference between the carrying value of the debt being extinguished and the redemption amount.

The Acquisition Notes were automatically convertible into shares of Series G Convertible Preferred Stock, which were in turn convertible into shares of Class A Common Stock, if the EBITDA reported by the Company for the calendar year ending December 31, 2025, was less than approximately $4.9 million (the “Automatic Note Conversion”). We determined that the Automatic Note Conversion did not require bifurcation from the Acquisition Notes as the Automatic Note Conversion is (i) indexed to the Company’s own stock, (ii) settled in shares instead of cash, and (iii) only exercisable into a fixed number of shares at a fixed exercise price of $1,000 per share once it is triggered to convert and the conversion price can only be adjusted for standard antidilution provisions. The Acquisition Notes contained other redemption features which the Company determined did not require bifurcation from the Acquisition Notes as these are clearly and closely related to the Acquisition Notes.

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

In May 2023, ISP Latvia entered into an equipment loan with a third party financial institution (the “2023 Equipment Loan”). The 2023 Equipment Loan is collateralized by certain equipment. The initial advances under the 2023 Equipment Loan was 260,258 EUR (or approximately USD $0.3 million), the proceeds of which were used to make a prepayment to a vendor for equipment to be delivered at a future date. The final advance for the final payment to the equipment vendor was 132,674 EUR (or approximately USD $0.1 million). The 2023 Equipment Loan is payable over 48 months, with monthly installments that began on January 1, 2024. The 2023 Equipment Loan bears interest at the six-month EURIBOR rate, plus 2.84% (4.94% as of September 30, 2026).

Future maturities of loans payable are as follows:

Equipment
Loan
Fiscal year ending:
June 30, 2027 (remaining nine months)	$83,861
June 30, 2028	74,543
Total payments	$158,404
Less current portion	(111,815)
Non-current portion	$46,589

15. Foreign Operations

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on the translation of the financial statements of a non-U.S. operation, where the functional currency is other than the U.S. dollar, are reflected as a separate component of equity, which was a cumulative gain of approximately $1.4 million and $1.3 million as of September 30, 2026 and June 30, 2026, respectively. We recognized net foreign currency transaction losses of $0.04 million for both the three months ended September 30, 2026 and 2025, included in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) in the line item entitled “Other income (expense), net.”

Our cash and cash equivalents totaled approximately $82.9 million at September 30, 2026. Of this amount, approximately 6% was held by our foreign subsidiaries in China and Latvia. These foreign funds were generated in China and Latvia as a result of foreign earnings. We intend to reinvest earnings generated by our foreign subsidiary in Latvia. With respect to the funds generated by our foreign subsidiary in China, in July 2026, we announced that we had entered into an equity transfer agreement to divest LPOIZ, which closed on October 30, 2026. We previously declared intercompany dividends to remit a portion of the earnings of LPOIZ to the U.S. parent company. During the quarter ended September 30, 2026, the final dividend payment was remitted, pursuant to the equity transfer agreement.

Revenues from foreign countries for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended
	September 30,
	2026	2025
Revenues:
United States	$12,094,565	$7,430,542
United Kingdom (1)	3,858,523	3,185,612
Israel	1,207,574	1,566,607
China	1,225,278	1,210,874
Other European countries	1,505,658	1,036,901
Other Asian countries	554,285	379,611
Rest of world	316,771	248,134
	$20,762,654	$15,058,281

(1) The majority of shipments to the United Kingdom are for a customer that integrates products in the United Kingdom and returns them to their customers in the U.S.

Long-lived assets located in foreign countries as of September 30, 2026 and June 30, 2026 are as follows:

	September 30,	June 30,
	2026	2026
Long-lived assets:
United States	$57,402,007	$56,884,880
Latvia	5,497,786	5,176,771
China	1,935,530	2,049,520
	$64,835,323	$64,111,171

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

	Optics Segment
	Three Months Ended
	September 30,
	2026	2025
Revenue	$20,762,654	$15,058,281
Cost of goods sold	12,160,790	10,575,709
Segment gross profit	8,601,864	4,482,572

Less:
Sales & marketing	1,265,338	822,209
General & administrative	3,183,093	2,326,007
Corporate	3,599,774	1,235,654
New product development	2,036,377	867,428
Loss on disposal of equipment	30,849	3,999
Amortization of intangible assets	455,026	450,524
Change in fair value of acquisition liabilities	196,633	1,282,529
Interest (income) expense, net	(670,652)	268,853
Other non-operating income (expense), net	82,688	37,101
Provision for income taxes	123,492	81,270
Segment net loss	(1,700,754)	(2,893,002)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net loss	$(1,700,754)	$(2,893,002)

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

Potential Impact of Economic Conditions in and Trade Relations with China

Prior to divesting our subsidiary in China effective  October 30, 2026, a portion of our business, results of operations, financial condition and prospects could have been influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of other countries in many respects, including with respect to the level of development, growth rate, amount of government involvement, control of foreign exchange and allocation of resources. Deteriorating economic conditions in China generally have led to lower demand for our products in China and thus lower revenues and net income for our subsidiary in China and the Company overall. A continuation of China’s current economic conditions or a further slowdown in the economic growth, an economic downturn, a recession, or other adverse economic conditions in China could impact our ongoing supply agreement with our former subsidiary, but is not expected to have a material adverse effect on our business and results of operations in future quarters.

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

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of 7,750,000 shares of Class A Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Class A Common Stock in the December Offering at the public offering price. The December Offering closed on December 15, 2025, for a total of 8,912,500 shares of Class A Common Stock (including the 1,162,500 shares issuable pursuant to the Underwriter’s 30-day option), with net proceeds of $65.2 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

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

19. Subsequent Event

Effective on October 30, 2026, we closed the previously announced transaction under which LightPath sold and transferred one hundred percent (100%) of its interest in its wholly owned subsidiary, LPOIZ, to Hengtu Optical Technology Co., Ltd. (“Hengtu”).  Hengtu is owned by members of LPOIZ’s incumbent management team. As a condition to the sale, LPOIZ agreed to continue to supply products to LightPath as a third-party vendor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Consolidated Financial Statements and notes thereto and our Annual Report on Form 10-K for the year ended June 30, 2026, including the audited Consolidated Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report on Form 10-Q regarding forward-looking statements.

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

Visimid

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

LPOIZ

In February 2023, we combined the operations of our two wholly owned China subsidiaries, LightPath Optical Instrumentation (Shanghai) Co., Ltd (“LPOI”) and LightPath Optical Instrumentation (Zhenjiang) Co., Ltd. (“LPOIZ”), with LPOIZ as the surviving company. LPOIZ’s manufacturing facility (the “Zhenjiang Facility”) provided a lower cost structure for production of larger volumes of optical components and assemblies. In July 2026, we announced that we had entered into an equity transfer agreement to sell and transfer 100% of our equity interest in LPOIZ, including the Zhenjiang Facility and its operations in China, to Hengtu Optical Technology Co., Ltd., which is owned by members of LPOIZ's incumbent management team. The transaction closed on October 30, 2026. As a condition to the sale, LPOIZ agreed to continue to supply products to LightPath as a third-party vendor.

For additional information, please refer to our Annual Report on Form 10-K for the year ended June 30, 2026.

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

Growth Strategy

Since our Chief Executive Officer, Mr. Sam Rubin, joined the Company in 2020, we have been developing and implementing a strategy that will transition the Company from a pure component manufacturer to a supplier of imaging subsystems and systems. Our strategic direction, which is based on our core technological differentiators such as our BlackDiamond glass and proprietary molding technologies, significantly increases our value add to customers. Management believes this transition, which is occurring both organically and through acquisitions, such as the July 2023 acquisition of Visimid, the February 2025 acquisition of G5 Infrared, and the January 2026 acquisition of the assets of AML, will position the Company for significant growth and higher profitability in coming years. These acquisitions have also added to our technological differentiators.

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

Further information about our strategic direction can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Results of Operations

Revenue

Three Months ended September 30, 2026, compared to three months ended September 30, 2025

Revenue for the first quarter of fiscal 2027 was approximately $20.8 million, an increase of approximately $5.7 million, or 38%, as compared to approximately $15.1 million in the same quarter of the prior fiscal year, led by an increase in assemblies and modules of approximately $4.5 million, coupled with smaller increases in infrared components and visible components. Revenue from assemblies and modules continues to grow with strong demand from customers in the defense industry, particularly suppliers of surveillance and counter-UAS assemblies and systems. Refer to "Revenue by Product Group" below for further information.

Gross Profit

In the first quarter of fiscal 2027, gross profit was approximately $8.6 million, an increase of $4.1 million, or 92%, as compared to the same quarter of the prior fiscal year. Total cost of sales was approximately $12.2 million for the first quarter of fiscal 2027, compared to approximately $10.6 million for the same quarter of the prior fiscal year. Gross margin as a percentage of revenue was 41% for the first quarter of fiscal 2027, compared to 30% for the same quarter of the prior fiscal year. The increase in gross margin as a percentage of revenue is primarily driven by the increase in revenue from assemblies and modules, which generally have higher margins.

Selling, General and Administrative

In the first quarter of fiscal 2027, SG&A costs were approximately $8.0 million, an increase of approximately $3.7 million, or 84%, as compared to the same quarter of the prior fiscal year. The increase in SG&A costs is partially due to the addition of $0.2 million in SG&A costs associated with AML during the first quarter of fiscal 2027. In addition, we have increased our sales and marketing spend to promote new products, including personnel costs, travel and tradeshows. We have also increased our spend on information technology to meet heightened security standards as required by our customers. Our SG&A personnel costs have also increased due to filling certain vacant executive roles and accruing for incentive compensation plans for employees, including stock-based compensation.

New Product Development

In the first quarter of fiscal 2027, new product development costs were approximately $2.0 million, an increase of $1.2 million, or 135%, as compared to the same quarter of the prior fiscal year. The increase in new product development costs is primarily driven by additional engineering personnel to support the continued development of cameras and infrared assemblies, and to continue the development and commercialization of additional BlackDiamond glass types.

Change in Fair Value of Acquisition Liabilities.

Change in fair value of acquisition liabilities decreased by $1.1 million for the first quarter of fiscal 2027, as compared to the same period of the prior fiscal year, related to different acquisitions. The $0.2 million for the first quarter of fiscal 2027 related to the earnouts associated with the AML acquisition, whereas the $1.3 million in the first quarter of fiscal 2026 primarily related to the earnouts associated with the G5 Infrared acquisition, where the amounts earned or estimated were greater than the fair values estimated and recorded at the date of acquisition. See Note 3, Acquisition of Amorphous Materials, and Note 4, Acquisition of G5 Infrared, in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for further information.

Amortization of Intangibles

Amortization of intangibles was nearly flat for the first quarter of fiscal 2027, as compared to the same quarter of the prior fiscal year. The small increase is driven by the amortization of identifiable intangible assets associated with the acquisitions of G5 Infrared and AML, partially offset by a reduction in amortization of intangible assets associated with prior acquisitions as certain intangible assets become fully amortized.

Other Income (Expense)

Interest income, net, was approximately $0.7 million for the first quarter of fiscal 2027, as compared to interest expense, net, of $0.3 million for the same quarter of the prior fiscal year. The prior periods included interest and amortization of loan issuance costs associated with the Acquisition Notes, executed in February 2025. The Acquisition Notes were paid in full on December 31, 2025, following the December Offering (as defined below) which generated net proceeds of $65.2 million. The June Offering (as defined below) generated net proceeds of $47.1 million, further increasing our cash balance. Much of our cash balance is now generating interest income, which is partially offset by the interest expense on equipment loans and finance leases.

Other expense, net, was approximately $0.1 million for the first quarter of fiscal 2027, as compared to other expense, net, of $0.04 million for the same quarter of the prior fiscal year. Other expense or income, net, includes net gains and losses on foreign exchange transactions. We execute all foreign sales from our U.S. facilities and inter-company transactions in U.S. dollars, partially mitigating the impact of foreign currency fluctuations. Assets and liabilities denominated in non-U.S. currencies, primarily the Chinese Yuan and Euro, are translated at rates of exchange prevailing on the balance sheet date, and revenues and expenses are translated at average rates of exchange for the year.

Income Taxes

Income tax expense was approximately $0.1 million for both the first quarter of fiscal 2027 and 2026. Income tax expense for these periods is primarily related to income taxes from our operations in China, including withholding taxes on payments from LPOIZ to LightPath for administrative services rendered.

Net Loss

Net loss for the first quarter of fiscal 2027 was approximately $1.7 million, or $0.02 basic and diluted loss per share, compared to a net loss of $2.9 million, or $0.07 basic and diluted loss per share, for the same quarter of the prior fiscal year. The decrease in net loss of approximately $1.2 million for the first quarter of fiscal 2027, as compared to the same quarter of the prior fiscal year, was attributable to increased operating income and interest income.

Weighted-average common shares outstanding for the first quarter of fiscal 2027 were 70,010,938, basic and diluted, compared to 43,287,933, basic and diluted, in the same quarter of fiscal 2026. The increase in weighted-average basic common shares was due to: (i) the Class A Common Stock issued upon conversion of Series G Convertible Preferred Stock; (ii) the December Offering (as defined below) of 8,912,500 shares of Class A Common Stock which closed in December 2025; (iii) the June Offering (as defined below) of 3,571,400 shares of Class A Common Stock which closed in June 2026 (iv) the shares of Class A Common Stock issued in conjunction with the acquisitions of G5 Infrared, AML and Visimid; and (v) the issuance of shares of Class A Common Stock underlying vested RSUs and RSAs. Potential dilutive common stock equivalents were excluded from the calculation of diluted shares for all periods presented, as their effects would have been anti-dilutive due to net losses in those periods.

Liquidity and Capital Resources

As of September 30, 2026, we had working capital of approximately $104.8 million and total cash and cash equivalents of approximately $82.9 million, of which, approximately 6% of our cash and cash equivalents was held by our foreign subsidiaries.

Cash and cash equivalents held by our foreign subsidiaries in China and Latvia were generated in-country as a result of foreign earnings. We previously declared intercompany dividends to remit a portion of the earnings of LPOIZ to LightPath. The final dividend payment pursuant to the equity transfer agreement was made during the quarter ended September 30, 2026. We currently do not intend for our Latvian subsidiary to declare intercompany dividends, as it is our intent to reinvest those earnings.

As of September 30, 2026, loans payable consists of one third-party equipment loan. The Acquisition Notes and one third-party equipment loan were paid in full in December 2025. See Note 14, Loans Payable, in the unaudited Condensed Consolidated Financial Statements, for further information.

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

On December 12, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord Genuity LLC and Craig-Hallum Capital Group LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of 7,750,000 shares of Class A Common Stock, at a public offering price of $7.75 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 1,162,500 shares of Class A Common Stock in the December Offering at the public offering price, which the Underwriters exercised in full concurrent with the closing of the December Offering on December 15, 2025.

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

Cash Flows – Operating:

Cash used in operations was approximately $8.3 million for the first quarter of fiscal 2027, compared to approximately $1.1 million for the same period of the prior fiscal year. Cash used in operations for the first quarter of fiscal 2027 was primarily due to investments in working capital of $10.1 million, largely driven by advance purchases of critical materials to support increasing customer demand and order backlog.

Cash Flows – Investing:

During the first quarter of fiscal 2027, we expended approximately $2.5 million in investments in capital equipment, compared to approximately $0.1 million in the same period of the prior fiscal year. Our investments in capital equipment were primarily related to expansion of manufacturing capacity, including glass fabrication, and metrology.

Cash Flows – Financings:

Net cash provided by financing activities was approximately $0.5 million for the first quarter of fiscal 2027, compared to $7.8 million in the same period of the prior fiscal year. Cash provided by financing activities for the first quarter of fiscal 2027 reflects $0.6 million in proceeds from the sale-leaseback of equipment under a finance lease and proceeds from the 2025 ESPP, partially offset by $0.1 million in principal payments on our loans and finance leases. Cash provided by financing activities for the first quarter of fiscal 2026 primarily reflects the proceeds of $7.9 million from the Private Placement, offset by approximately $0.1 million in principal payments on our loans and finance leases.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2026 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended June 30, 2026.

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

Despite these challenges to winning more “annuity” business, we nevertheless believe we can be successful in procuring this business because of our unique capabilities in optical design engineering that we make available on the market to our current and potential customers looking for specific solutions to their needs. Additionally, we believe that we offer value to some customers as a source of supply in the U.S. should they be unwilling to commit to purchase their supply of critical component(s) from foreign sources. For information regarding revenue recognition related to our various revenue streams, refer to Critical Accounting Policies and Estimates in our Annual Report on Form 10-K dated June 30, 2026.

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

These indicators are similarly used to determine tactical operating actions and changes and are discussed in more detail below. Management will evaluate these key indicators as we transition to our strategic plan to determine whether any changes or updates to our key indicators are warranted.

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

Our total backlog at September 30, 2026 was approximately $132.9 million, an increase of 20%, as compared to $110.9 million as of June 30, 2026. Backlog change rates for the last five fiscal quarters are:

	Total Backlog	Change From	Change From
Quarter	(in thousands)	Prior Year End	Prior Quarter End
Q1 2026	$86,043	130%	130%
Q2 2026	$97,837	162%	14%
Q3 2026	$110,557	196%	13%
Q4 2026	$110,943	197%	0%
Q1 2027	$132,900	20%	20%

Of the total backlog of $132.9 million as of September 30, 2026, approximately $110.8 million is requested by the customer for delivery within one year, which is expected to be converted into revenues during the next four fiscal quarters.

The increase in total backlog during the first quarter of fiscal 2027 includes approximately $11 million in follow-on orders from a leading global technology customer for advanced infrared camera systems, as well as $13 million in follow-on orders for optical assemblies from a leading C-UAS and defense systems supplier and several other multi-million dollar orders from other customers. The timing of multi-year contract renewals are not always consistent and, thus, backlog levels may increase substantially when annual and multi-year orders are received, and decrease as shipments are made against these orders. We anticipate that our existing annual and multi-year contracts will be renewed in future quarters.

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

Revenue by Product Group

The following table sets forth revenue for our four product groups for the three-month periods ended September 30, 2026 and 2025:

	(unaudited)
	Three Months Ended
	September 30,		Quarter
	2026	2025	% Change
Revenue
Infrared components	$4,749,097	$4,125,046	15%
Visible components	4,580,290	3,838,306	19%
Assemblies and modules	10,524,026	5,992,407	76%
Engineering services	909,241	1,102,522	(18)%
Total revenue	$20,762,654	$15,058,281	38%

Three months ended September 30, 2026

Our revenue increased by approximately $5.7 million, or 38%, in the first quarter of fiscal 2027 compared to the same quarter of the prior fiscal year, primarily driven by increases in assemblies and modules, and to a lesser extent, increases in infrared components and visible components. AML was included in our revenue for the first quarter of fiscal 2027, but was not included for the first quarter of fiscal 2026, as the acquisition closed in the third quarter of fiscal 2026.

Revenue generated by the infrared components product group for the first quarter of fiscal year 2027 was $4.7 million, an increase of $0.6 million or 15%, as compared to the same quarter of the prior fiscal year. AML contributed approximately $1.1 million to the increase in sales of infrared components. This increase was partially offset by a decrease in sales to defense customers in Europe due to timing of orders.

Revenue from the visible components product group for the first quarter of fiscal year 2027 was $4.6 million, an increase of $0.7 million, or 19%, as compared to the same quarter of the prior fiscal year. The increase was primarily driven by increases in sales to industrial customers in Europe, as well as U.S. defense customers and distributors. Although we do not expect significant growth in visible components revenue over the long term, demand has trended up since fiscal 2026.

Revenue from assemblies and modules for the first quarter of fiscal year 2027 was $10.5 million, an increase of  $4.5 million, or 76%, as compared to the same quarter of the prior fiscal year. This increase is primarily due to an increase in G5 Infrared sales of cameras and modules, including the previously announced programs with global technology and defense customers for use in surveillance and C-UAS applications.

Revenue from engineering services decreased by $0.2 million for the first quarter of fiscal 2027, as compared to the same quarter of the prior fiscal year. The timing and dollar value of deliverables is not always consistent, which causes revenue for this product group to fluctuate from period to period. For the first quarter of fiscal 2027, the revenue recognized against Visimid's contract with Lockheed Martin was more than in the first quarter of fiscal 2026, however this increase was offset by a decrease in revenue from another development project with a defense customer, where the revenue was less in the first quarter of fiscal 2027 than in the first quarter of fiscal 2026.

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

We also calculate an adjusted EBITDA, which excludes, as applicable: (1) stock compensation expenses; (2) the loss on extinguishment of debt; (3) the effect of non-cash income or expenses associated with the fair value adjustments related to the acquisition earnout liabilities; (4) acquisition costs, including legal fees and due diligence; and (5) the effect of foreign exchange gains or losses. Management uses adjusted EBITDA to evaluate our underlying operating performance and for planning and forecasting future business operations.

We believe EBITDA and Adjusted EBITDA are helpful for investors to better understand our underlying business operations. The following table adjusts net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	(unaudited)
	Three Months Ended
	September 30,
	2026	2025
Net loss	$(1,700,754)	$(2,893,002)
Depreciation and amortization	1,479,568	1,218,948
Income tax provision	123,492	81,270
Interest (income) expense	(670,652)	268,853
EBITDA	$(768,346)	$(1,323,931)
Stock-based compensation	1,801,199	359,661
Change in fair value of acquisition earnout liabilities	196,633	1,282,529
Foreign exchange loss	40,848	42,543
Adjusted EBITDA	$1,270,334	$360,802
% of revenue	6%	2%

Our adjusted EBITDA for the quarter ended September 30, 2026 was approximately $1.3 million, compared to $0.4 million for the same quarter of the prior fiscal year. The increase in adjusted EBITDA in the first quarter of fiscal 2027 was primarily attributable to the increase in gross profit, driven by higher sales, partially offset by increased SG&A and new product development costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 in reporting on a timely basis information required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending legal proceeding that it believes would reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

Our business, operations, and financial condition are subject to various risks and uncertainties. The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2026, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2026, there have been no material changes from the risk factors previously disclosed under Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below, information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

On or about July 1, 2026, the Company awarded 661 shares of restricted stock to a consultant for services rendered with respect to investor relations services. Such shares of restricted stock vested immediately. The Company relied upon the exemption from the registration requirements of the Securities Act, provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act for such issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit Number	Description

10.1**	Equity Transfer Agreement, dated as of July 23, 2026, by and among LightPath Technologies, Inc., LightPath (Zhenjiang) Optical Instrumentation Co., Ltd., Hengtu Optical Technology (Nanjing) Co., Ltd. and Mr. Leo Zheng filed with the Securities and Exchange Commission on June 3, 2026 and is incorporated herein by reference thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *

104	Cover Page Interactive Data File – formatted in Inline XBRL and contained in Exhibit 101 *

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTPATH TECHNOLOGIES, INC.

Date: November 10, 2026	By:	/s/ Shmuel Rubin
Shmuel Rubin
President and Chief Executive Officer

Date: November 10, 2026	By:	/s/ Albert Miranda
Albert Miranda
Chief Financial Officer